Form 10-K
period 2017-12-31
INTERNET SCIENCES INC.
filed 2019-05-31
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: _______________

INTERNET SCIENCE INC.

(Exact name of Company as specified in its charter)

Delaware	81-2775456
(State or other jurisdiction	(EIN No.)
of Incorporation)

275 Madison Ave, 6th Floor New York, New York 10016 (Address of principal executive offices) Telephone Number 212-880-3750

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value Class B Common Stock, $0.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer ¨ [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

+

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2017 totaled $0.00. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of December 31, 2017, there were 18,960,000 shares of the registrant’s Class A and B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
None

PART I
FORWARD LOOKING STATEMENTS

The following discussion, in addition to the other information contained herein should be considered carefully in evaluating the Company’s prospects. Forward-looking statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements reflect the good faith judgment of its management and the statements are based on facts and factors as the Company currently knows them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed in the Section identified as “Risk Factors”. You are urged not to place undue reliance on these forward-looking statements which speak only as of the date of the date hereof.

Item 1. Business

Overview:

INTERNET SCIENCES, INC.

Internet Sciences Inc. (“ISI” or the “Company”), formerly known as Luxury Trine Digital Media Group Inc., is a development stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including new-media technology; telecommunication and network carrier services; IoT-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

Founded in 2016, and based in New York, N.Y., ISI seeks to operate internationally with a global team known for its technological expertise, deep industry knowledge, world-class research and analytical capabilities, and innovative mindset.

ISI seeks to transform corporations, enterprises and government entities by providing best-in-class solutions, rooted in and driven by the technology, data, and organizational strategy required for operational excellence. Our interdisciplinary teams work in close collaboration with clients, helping them to solve their biggest problems utilizing a user-centric, data-driven approach focusing on creating seamless unified experiences across all digital, communication and physical touchpoints.

The Company currently owns, operates and licenses several media properties through the following service marks: Luxury Trine Publications and Luxury Trine TV.

The Company’s principal place of business is located at 275 Madison Avenue, 6th Floor, New York, New York 10016.

Luxury Trine Publications:

Luxury Trine Publications was launched in 2015 to demonstrate the proof of concept for a provisional utility patent filed by our CEO, Lynda Chervil, with the US Patent and Trademark Office under US20160371739. This invention revealed new business methods for a digital new-media communications platform that promotes luxury brands with eco-friendly products and sustainable practices via targeted marketing extension strategies with branding initiatives. Although this invention is currently patent-

pending, Luxury Trine entered into a licensing agreement in January 2018with our CEO which extended software development rights to Luxury Trine to rebuild the Luxury Trine Publications marketing platform into native applications with its own proprietary source codes. Previously, the Luxury Trine publications were developed on Twixl Publisher, a third party software development platform, as custom applications which were subsequently removed from publication. We anticipate relaunching the Luxury Trine Publications in the third quarter of 2019.

Luxury Trine TV

Luxury Trine TV is an OTT platform1 that distributes short form luxury lifestyle information and entertainment content to diverse consumer segments via smart TV platforms and set top boxes. The company developed and owns 6 proprietary TV application for Apple TV, Amazon Fire TV, Roku TV, Samsung, LG and Android TV.

As of July 2018, the company has ceased its broadcasting activities in the US as it is preparing to relaunch its broadcasting activities in the UK via Trine Digital Broadcasting Ltd ( the “ VIE”). The company has chosen to change its strategy by focusing on a UK audience through connected Freeview which is a hybrid of terrestrial TV and OTT.

Freeview (terrestrial) is the largest UK broadcasting platform available in 18.3 million UK households (this includes homes that have two or more platforms – i.e. Freeview and another platform) and dedicated Freeview only homes equate to 11.4 million UK households. See below figures:-

Freeview	18.31 million UK households
Freeview ONLY	11.4
Sky	8.6
Cable	4.17
YouView	2.2
Other Sat	1.18
Freesat	1.18

Connected Freeview, is IP streamed TV which appears on the main Freeview EPG – and Ofcom estimate now that over 7 million UK households have internet enabled TVs in their homes (42% of Households in 2017 had a Smart TV – see link https://www.ofcom.org.uk/research-and-data/multi-sector-research/cmr/cmr-2018/summary ).

Trine Digital Broadcasting LTD. (the “VIE”)

The VIE’s intent is to expand the business of Luxury Trine in the United Kingdom through Trine Digital Broadcasting Ltd.

Trine Digital Broadcasting Ltd is a UK based broadcasting company that will distribute long form television content via linear satellite TV, digital TV, (VOD), IPTV enabling advertisers to reach critical mass audiences with diverse forms of access to television contents.

The VIE’s objectives are twofold: Develop Software as a Source (‘SaaS”) broadcast technology products and bring addressable TV to the US once there is a market for HbbTV in the US. Presently there is no market for Hybrid broadcast broadbased TV (“HbbTV”) in the US and addressable TV is an opportunity gap that we intend to fill with HbbTV enabling technologies in the US market.

Based upon the growth of the UK media market, our initial focus for Trine Digital Broadcasting Ltd. will be in the UK where we intend to acquire existing UK based companies to deploy our strategies which include strategic alliances with UK based companies to balance market penetration, market development, product development and diversification.

Studies

According to a 2017 Pricewaterhouse Global Entertainment & Media Outlook, the UK is predicted to grow at a compound rate of 3% per annum over the next 5 years to be worth £72 billion by 2021. Digital services will account for over 60% of all spend in the sector growing at 5.8% CAGR per annum. The fastest growing sectors will be Virtual Reality (VR) and E-Sports, both new additions to our interactive forecasting tool, whilst in the analogue world TV Advertising continues to grow.

●	The internet continues to dominate the advertising sector, as the UK maintains its market leading position in Europe over the next 5 years.
●	The Internet advertising industry will be worth £14.4b in 2021 accounting for 53% of all advertising spend, growing at 8.2% CAGR over the next 5 years and showing no signs of slowing down.
●

With 89m smartphones in the UK in 2021 advertisers continue to channel their spend online and especially in mobile. Mobile advertising will be one of the largest and fastest growing sectors over the next 5 years and will account for over half of all internet advertising spend in 2021.

●	In 2021 consumers will spend more on video content than cinema admissions as “Netflix and chill” and binge-watching content continues to shape viewing habits.
●	Interactive video content through E-Sports, Virtual Reality and Video games continue to be firm favorites amongst consumers, with exceptional growth forecast over the next 5 years.
●

The VR sector will be worth £801m in 2021, all of which is consumer spend. With over 16m VR headsets in the UK alone, innovative brands and content creators have a real opportunity to engage with consumers on a new level if they can enhance their experience

According to E-Marketer report on US spending, Digital spending will see double-digit growth each year of the forecast, soaring from $83.00 billion in 2017 to $129.23 billion in 2021.

●	Digital ad expenditures surpassed TV for the first time in 2016, and the gap will widen by roughly $10 billion this year.
●

Mobile will be the main driver of digital’s growth in 2017, accounting for over 70% of digital and more than one-quarter of total media outlays. Growth will remain in double digits through the end of the forecast, with mobile ad spending expected to surpass TV in 2019.

According to a Business Insider (BI) headline, native ads will drive 74% of all ad revenue by 2021.

●

BI data further suggests that spending on native advertising in the United States will reach $21 billion by 2018. While the largest segment of native ad spending is in social media, the fastest growing segment is native-style display which is expected to grow by more than 200% over the next two years.

The implications of these studies suggest that we will benefit from current and future growth in new media by focusing, identifying and investing in growing and emerging sectors.

Revenue Stream:

We have generated nominal revenues to date. The key to our success will be securing acquisition financing to implement our business plan. Future revenue streams will be based on the following pillars:

Management anticipates $18,800,000 revenues if the planned acquisition of existing revenue producing technology companies are completed in the UK with expected recurring revenues north of $20,000,000 and an expected 95% blended customer retention rate.

Additional sales revenues are expected to be generated by increasing the current sales development teams at the acquisition target companies by 50% once the planned acquisitions are completed with expected completion date during the first quarter of 2019.

Organic sales revenues from organic business segments expected to be launched in the US in technology project consulting as work products commissioned by others and from developing and selling our own proprietary developed product and service sets to be marketed and sold as IaaS (Infrastructure-as-a-Service) , PaaS ( Platform-as-a- service) and DraaS (Disaster Recovery as a Service)

Once fully operational, we intend to focus on cross selling products and services from all business segments to our entire client population in an effort to increase the share of wallet per customer and boost our revenue per customer.

Management believes that if we integrate each customer in at least 3 of our business segments, we will be able to reduce customer attrition and improve customer retention rate from 95% to 98% and achieve improved customer loyalty. Both customer retention and customer loyalty are significant components of sustained revenue streams.

Our Competition

Our competitive landscape is as diverse as the business segments in which we seek to operate. We face competition from some of the largest and best capitalized companies in the United States and throughout the world and include media conglomerate such as Google, Apple, British Telecom, Amazon to smaller technology consulting companies such as Critical Future. These and other niche companies have greater name recognition and financial resources, enabling them to finance acquisition and development opportunities or develop and support their own operations. They may also be in a position to pay higher prices than we would for the same acquisition opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives. Many of our competitors have established methods of operation that have been proven over time to be successful.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be materially adversely affected. In such case, the Company may not be able to proceed with its planned operations and your investment may be lost entirely.

An investment in our securities is highly speculative and subject to a high degree of risk. Only those who can bear the risk of the entire loss of their investment should participate. Prospective investors should carefully consider the following factors, among others, prior to making an investment in the Securities described herein.

There is no trading market in our Common Stock. There can be no assurance that a trading market in our Common Stock or other securities will develop, or if such a market develops, that it will be sustained.

AS SUCH, INVESTORS SHOULD BE AWARE THAT THEY MAY BE REQUIRED TO BEAR THE FINANCIAL RISKS OF THIS INVESTMENT FOR AN INDEFINITE PERIOD OF TIME AND MUST BE ABLE TO WITHSTAND A TOTAL LOSS OF THEIR INVESTMENT.

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, WE MAY NOT BE ABLE TO PROCEED WITH ITS PLANNED OPERATIONS AND YOUR INVESTMENT MAY BE LOST ENTIRELY.

RISKS ASSOCIATED WITH THE COMPANY’S PROSPECTIVE BUSINESS AND OPERATIONS:

We do not have sufficient capital to implement our business strategy.

We lack working capital to continue operations. We will need approximately $10 million during the next twelve months to implement our business plan. While management has had discussions with several investment bankers and underwriters, the Company has no firm commitment and has not signed any type of underwriting agreement. As such, there can be no assurance that we will secure sufficient funding to implement our business plan.

We have no commitment for additional funding.

We have no commitment for additional funding. We may attempt to secure working capital through either a debt or equity offering. We may also seek to secure financing from an institutional investor. There can be no assurance that we will be able to secure institutional financing or if available, will be available on terms acceptable to the Company.

We have had limited operations to date.

We have limited operations to date and no funds to finance ongoing operations. As a result, it will be difficult for you to evaluate our potential future performance without the benefit of an established track record. We may encounter unanticipated problems implementing our business plan, which may have a material adverse effect on our results of operations. Accordingly, no assurance can be given that we will be successful in implementing our business strategy or that we will be successful in achieving our objective. Our prospects for success must be considered in the context of a new company with limited resources in a highly competitive industry. As a result, investors may lose their entire investment.

We may not be able to operate our business successfully or generate sufficient cash flows to meet our operational requirements

Our revenues may not be sufficient to meet our cash flow requirements. As a result, we may not be able to implement our business strategies, expansion plans. There is no commitment for additional equity or debt financing. Even if we were to obtain funding, there can be no assurance that it will be available on terms acceptable to the Company.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO MEET OUR FUTURE BUSINESS REQUIREMENTS AND SUCH CAPITAL RAISING MAY BE COSTLY OR DIFFICULT TO OBTAIN AND COULD DILUTE CURRENT STOCKHOLDERS’ OWNERSHIP INTERESTS.

We will require a significant capital infusion to implement our business model We do not have any firm commitments or other identified sources of additional capital from third parties or from our officer and director or from other shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing will involve dilution to our existing shareholders. If we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to delay, curtail, scale back or forgo some or all of our business operations, which could have a material adverse effect on our business and financial results and investors would be at risk to lose all or a part of any investment in our Company.

WE ARE DEPENDENT UPON OUR CEO FOR HER SERVICES AND ANY INTERRUPTION IN HER ABILITY TO PROVIDE HER SERVICES COULD CAUSE US TO CEASE OPERATIONS.

The loss of the services of Ms. Lynda Chervil, our CEO, Chairman and President, could have a material adverse effect on us. We do not maintain any life insurance on Ms. Chervil. The loss of Ms. Chervil’s services could cause investors to lose all or a part of their investment. Our future success will also depend on our ability to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to assimilate or retain highly qualified employees now or in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO GENERATE AND INCREASE REVENUES.

We operate in a highly competitive market and face numerous risks and uncertainties in achieving both the ability to generate and increase revenues. In order to drive revenues for our business, we must successfully:

●	Deploy, implement and execute a marketing plan for client acquisition and retention, to attract corporations and individuals to our services;
●

Develop, retain and engage a critical mass audience for our digital lifestyle magazine and business media websites, application users on our Luxury Trine Publications platform, digital viewers across various digital TV delivery platforms and such other business endeavors we undertake.

●	Attract and retain qualified personnel from our competitors with experience and expertise to serve in various capacities, including sales and marketing positions; and
●	Invest in software technologies that will enable our company to build scalability with the ability to continue to function well with changes in size and volume of our audiences to meet their needs;

If we are not successful in the execution of these strategies, our business, results of operations and financial condition will be materially adversely affected.

THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE OPERATIONS. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY OR WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, THIS MAY DECREASE SHAREHOLDER VALUE OR CAUSE US TO CEASE OPERATIONS.

We expect to incur operating losses in future periods as we develop our various business We cannot be sure that we will be successful in generating revenues in the future. If we are unable to generate sufficient revenues or raise additional funds, our business will be adversely affected and our shareholders may lose their investment.

WE FACE INTENSE COMPETITION FROM OTHER PROVIDERS.

We compete with many providers of media services. Because our market poses no substantial barriers to entry, we expect this competition to continue to intensify. The types of companies with which we compete and challenge include:

●

other luxury marketing companies, such as Luxury Branded, which aim to market luxury brands utilizing various strategies; Digital Luxury Group, a digital marketing and business intelligence firm; S/B Factory, a brand development shop that provides early to advanced stage strategic development for luxury and lifestyle brands in addition to several independent linear TV channel operators in the UK and digital TV broadcasters on a global scale;

●	start-up companies entering the market;
●	changes in our competitors’ strategies and tactics to which we may not be able to adequately respond.

Many of our existing competitors, as well as many of our potential competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do.

Many of our competitors will be able to respond more quickly to new or emerging technologies and changes in the industry or to devote greater resources to the development, promotion and sale of their services than we can. Competitors may be more able to launch extensive marketing campaigns and enhance their visibility in the market. In addition, current and prospective competitors may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. If these events occur, they could have a materially adverse effect on our revenue. Increased competition could also result in price reductions, reduced margins or loss of market share.

Our ability to compete may depend upon factors outside of our control

Factors outside of our control which may inhibit the ability to implement our business strategy and profitably operate the Company include:

●	the prices of our competitor’s services;
●	the ability of competitors to launch extensive marketing campaigns;
●	changes in consumer behavior;
●	changes in the global economy;
●	changes within the media, technology and telecommunications business sectors of the global economy.

In order to remain competitive, we must have the ability to respond promptly and efficiently to the ever-changing marketplace. We will have to adapt by revamping our own strategies and tactics to adequately respond in changing competitive business climates.

IF WE DO NOT SUCCESSFULLY ESTABLISH AND MAINTAIN OUR COMPANY AS A HIGHLY TRUSTED AND RESPECTED NAME OR ARE UNABLE TO ATTRACT AND RETAIN CLIENTS, WE COULD SUSTAIN LOSS OF REVENUES, WHICH COULD SIGNIFICANTLY AFFECT OUR BUSINESS.

In order to attract and retain a client base and increase business, we must establish, maintain and strengthen our name and the services we provide. To be successful in establishing our reputation, clients must perceive us as a trusted source for quality services. If we are unable to attract and retain clients with our current marketing plans, we may not be able to successfully establish our name and reputation, which could significantly affect our business, financial condition and results of operations.

WE MAY NOT BE SUCCESSFUL IN INCREASING OUR BRAND AWARENESS WHICH WOULD ADVERSELY AFFECT OUR BUSINESS.

Our future success will depend, in part, on our ability to increase the brand awareness of our services. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A DOWNTURN IN THE ECONOMY.

We are in part dependent upon the demand for luxury brands, making our business susceptible to a downturn in the financial climate. We are relying on the demand of consumers and in the stability of economic markets to generate revenues.

OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO CREATE AND DEVELOP AN EFFECTIVE WORKFORCE.

A significant component to our growth strategy is attracting and retaining qualified, creative, innovative and experienced personnel. Our business would be adversely affected if we were unable to succeed in developing an effective workforce. We currently do not employ a workforce capable of generating revenue.

RAPID CHANGES IN TECHNOLOGY COULD IMPACT OUR ABILITY TO COMPETE.

Rapid changes in technology could affect our ability to compete for business customers. The technology used to deliver communications services has changed rapidly in the past and will likely continue to do so in the future. If we are unable to keep up with such changes, we may not be able to offer competitive services to our business customers. This could adversely affect our ability to compete for business customers, which, in turn, would adversely affect our results of operations and financial condition.

PAYMENTS FOR TARIFFS MAY ADVERSELY AFFECT OUR BUSINESS.

In certain markets where we provide services to businesses, we may pay a significant portion for our network capacity from certain platforms and verticals. These platforms may compete directly with us for customers. The prices for platform services are contained in either tariffs, interconnection agreements, or negotiated contracts. Terms, conditions and pricing for tariff services may be changed, but they must be approved by the appropriate regulatory agency before they go into effect.

INCREASES IN BROADBAND USAGE MAY CAUSE NETWORK CAPACITY LIMITATIONS.

Increase in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers.

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization rates and availability of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity to avoid service disruptions or reduced capacity for customers.

Alternatively, we may choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, and these actions could negatively affect customer experience and increase customer churn.

While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our results of operations and financial condition.

DISRUPTIONS AND NETWORK CONGESTION MAY CAUSE US TO LOSE CUSTOMERS AND INCUR ADDITIONAL COSTS.

Disruptions and congestion in our networks and infrastructure may cause us to lose customers and incur additional expenses.

Our customers will depend on reliable service over various networks. Some of the risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we will experience disruptions in our service due to factors such as cable damage, inclement weather and service failures in our third-party service providers. Additionally, we could face disruptions due to capacity limitations because of changes in our customers’ high-speed Internet usage patterns. These patterns have changed in recent years, for example through the increased usage of video and streaming, resulting in a significant increase in the utilization of our network.

We could experience more significant disruptions in the future. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers or incur additional expenses or capital expenditures. Such results could adversely affect our results of operations and financial condition.

Disruptions in our data centers could cause service interruptions for customers. If a disruption occurs in one of our data centers, our customers could lose access to information critical to running their businesses, which could result in a loss of customers. We may also incur significant operating or capital expenditures to restore service. Thus, disruptions could affect our results of operations and financial condition.

A CHANGING REGULATOY ENVIRONMENT CAN AFFECT OUR OPERATIONS.

Future revenues, costs, and capital investment in our platform could be adversely affected by material changes to, or decisions regarding applicability of government requirements, including, but not limited to, state and federal USF1 support and other pricing and requirements. Federal and state communications laws may be amended in the future, and other laws may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have.

In addition, these regulations could result in significant compliance costs. Delays in obtaining certifications and regulatory approvals could result in substantial legal and administrative expenses and additionally, conditions imposed in connection with such approvals could adversely affect the rates that we are able to charge our customers. Our business also may be affected by legislation and regulations imposing new or greater obligations related to, for example, assisting law enforcement, bolstering homeland and cyber-security, protecting intellectual property rights of third parties, minimizing environmental impacts, protecting customer privacy, or addressing other issues that affect our business.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY CLAIMS.

We may need to defend ourselves against lawsuits or claims that we infringe upon the intellectual property rights of others.

From time to time, we may receive notices from third parties, or we may be named in lawsuits filed by third parties, claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices or be involved in similar lawsuits in the future. In certain situations, we may have the ability to seek indemnification from our vendors regarding these lawsuits or claims. If we cannot enforce our indemnification rights or if our vendors lack the financial means to indemnify us, these claims may require us to expend significant time and money defending our alleged use of the affected technology, may require us to enter into licensing agreements requiring one-time or periodic royalty payments that we would not otherwise have to pay, or may require us to pay damages. If we are required to take one or more of these actions, it may result in an adverse impact to our results of operations and financial condition. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could adversely affect the way we conduct our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH.

We could experience growth over a short period, which could put a significant strain on our managerial, operational and financial resources. We must implement and constantly improve our certification processes and hire, train and manage qualified personnel to manage such growth. As part of this growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage our employees, especially in the areas of marketing and technology. If we fail to develop and maintain our services and processes as we experience our anticipated growth, demand for our services and our revenues could decrease.

OUR INABILITY TO GENERATE SIGNIFICANT REVENUES TO DATE RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have nominal revenues to date and will need a significant capital infusion to implement our business plan. As a result, our Independent Registered Public Accounting Firm has expressed substantial doubt about the Company’s ability to continue as a going concern in their report to the financial statements included in the registration statement

BECAUSE WE HAVE NOT IMPLEMENTED OUR BUSINESS MODEL, WE HAVE NOT PROVEN OUR ABILITY TO GENERATE REVENUES OR PROFITS, AND ANY INVESTMENT IN THE COMPANY IS RISKY.

We have very little meaningful operating history so it will be difficult for you to evaluate an investment in our stock. We have not sold any of our products to date. Our Independent Registered Public Accounting Firm have expressed substantial doubt about our ability to continue as a going concern. We cannot assure that we will ever be profitable. As a result, investors will bear the risk of complete loss of their investment in the event we are not successful.

WE WILL INCUR INCREASED COSTS AS A RESULT OF BECOMING A PUBLIC COMPANY.

Following the filing of this Registration Statement we will become a mandatory filer with the Securities and Exchange Commission. As a public company, we will incur significant legal, accounting, consulting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements.

THERE IS CURRENTLY NO MARKET FOR OUR COMMON STOCK, AND WE DO NOT EXPECT THAT A MARKET WILL DEVELOP IN THE FORESEEABLE FUTURE MAKING AN INVESTMENT IN OUR COMMON STOCK ILLIQUID.

There is currently no market for our common stock. We do not expect that a market will develop in the foreseeable future. The lack of a market may impair the ability to sell shares at the time investors wish to sell them or at a price considered to be reasonable. In the event that a market develops, we expect that it would be extremely volatile.

WE DO NOT ANTICIPATE DIVIDENDS TO BE PAID ON OUR COMMON STOCK AND INVESTORS MAY LOSE THE ENTIRE AMOUNT OF THEIR INVESTMENT.

A dividend has never been declared or paid in cash on our common stock and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares nor can we assure that stockholders will not lose the entire amount of their investment.

OUR CHIEF EXECUTIVE OFFICER AND MAJORITY STOCKHOLDER MAY SIGNIFICANTLY INFLUENCE MATTERS TO BE VOTED ON AND HER INTERESTS MAY DIFFER FROM, OR BE ADVERSE TO, THE INTERESTS OF OUR OTHER STOCKHOLDERS.

The Company’s executive officer and majority stockholder controls 99.79% of our outstanding common stock. Accordingly, the Company’s executive officer and majority stockholder possess significant influence over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all our assets, and also the power to prevent or cause a change in control. This amount of control gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. The interest of our majority stockholders may differ from the interests of our other stockholders and could therefore result in corporate decisions that are averse to other stockholders.

Cautionary Note Regarding Forward Looking Statements.

This Registration Statement contains or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Memorandum.

Item 1B Unresolved Staff Comments

None.

Item 2. Properties

Prior to January 1, 2018, the company leases it’s principal offices located at 2 Greenwich Office Park, suite 300, Greenwich, CT 06831. The Company leased this space on a month to month basis at a cost of $1,000 per month. The Company’s principal office is currently and as of January 1, 2018 located at 275 Madison Ave., 6th Floor, New York, New York 10016. We believe that this space is sufficient for our current needs. If this lease is not renewed or we seek to lease additional space, we anticipate that we will be able to lease space at competitive rates.

Item 3. Legal Proceedings

No proceedings are pending to which the Company or any of its property is subject, nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

ITEM 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

The Company’s common stock does not trade on any exchange or on any electronic quotation system.

Item 6. Selected Financial Data

ACCOUNTANTS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Information

Internet Sciences, Inc. is a developmental stage company and has limited operations to date. Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital.

We require a significant cash infusion to fund our operations. In furtherance thereof, on October 24, 2017 we filed a Form D with the Securities and Exchange. The Form D was filed in connection with a private placement of the Company’s Class A Common Stock whereby the Company would sell 5,000,000 shares of its Class A Common Stock at $2.00 per share. To date, no securities have been sold pursuant to this offering and the Company will continue to identify prospective investors in this offering or, seek other forms of debt or equity financing.

Results of Operations

For the year ended December 31, 2017

Revenues

The Company had $846 of total revenues for the year ended December 31, 2017.

Operating Expenses

Total operating expenses for the year ended December 31, 2017 were $284,716. The operating expenses consisted of selling, general and administrative expenses of $64,668, rent expense of $14,654, and compensation and related taxes of $175,156.

Net Loss

We reported a net loss of $283,884 for the year ended December 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2017, we had a cash balance of $4. Our working capital deficit was $280,114 at December 31, 2017.

Accrued expenses were $31,051 at December 31, 2017.

The Company is considered to be in the development stage and we had minimal sales of $846 for the year ended December 31, 2017. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $283,884 during the year ended December 31, 2017. At December 31, 2017 we had a working capital deficit of $280,114. We will not be profitable in 2018. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

Operating activities

Net cash used in operating activities for the year ended December, 2017 amounted to $107,598 and was attributable to our net loss of $283,884 and security deposit net refund of $450 increase of accrued expenses of $31,051, increase in accrued compensation of $145,750, increase in stock payable of $10 and decrease in deferred rent of $975.

Financing activities

Net cash provided by financing activities were $107,602 for the year ended December 31, 2017 which were from shareholder contributions of $88,863, proceeds from related party loans of $37,922, repayment to shareholder of $12,049 and repayment of related party loans of $7,134.

Results of operations for the year ended December 31, 2017 and for the period May 20, 2016 (inception) to December 31, 2016.

Revenue

There were no revenues generated during the period May 20, 2016 to December 31, 2016. During the year ended December 31, 2017 revenues were $846.

Operating Expenses

Total operating expenses for the year ended December 31, 2017 were $284,716 an increase of $180,326, or approximately 178% increase from total operating expenses for the period from May 20, 2016 to December 31, 2016 of $101,390. This increase is primarily attributable to increased selling, general and administrative expenses along with software development and officer compensation and related taxes.

Loss from Operations

We reported a loss from operations of $283,870 for the year ended December 31, 2017 as compared to a loss from operation of $101,390 for the period from May 20, 2016 to December 31, 2016. An increase of $182,480 or approximately 180%.

Other Income (Expense)

There were not any other expenses in 2016. In 2017 there was a nominal other expense of $14 for the year ended December 31, 2017

Net Loss

We reported a net loss of $283,884 for the year ended December 31, 2017, as compared to a net loss of $101,390 for the period May 20, 2016 (Inception) to December 31, 2016.

Liquidity and Capital Resources

At December 31, 2017, we had a cash balance of $4. Our working capital deficit was $280,114 at December 31, 2017.

We reported a net increase in cash for the year Ended December 31, 2017 of $4.

Accrued expenses and accounts payable were $32,153 and $0, respectively as of December 31, 2017.

The Company is considered to be in the development stage and we had minimal sales during the year ended December 31, 2017. There were not any sales generated in 2016. Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $283,884 for the year ended December 31, 2017. At December 31, 2017 we had a working capital deficit of $280,114. We do not anticipate we will be profitable in 2018. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Included in our Notes to the financial statements for the year ended December 31, 2017 is a discussion regarding Going Concern.

Operating activities

Net cash used in operating activities for the year ended December, 2017 amounted to $107,598 and was attributable to our net loss of $283,884 and security deposit net refund of $450 increase of accrued expenses of $31,051, increase in accrued compensation of $145,750, increase in stock payable of $10 and decrease in deferred rent of $975. Net cash used in operating activities for the period May 20, 2016 (Inception) to December 31, 2016 amounted to $9,386 and was attributable to our net loss of $101,390, offset by stock compensation of $18,960, accrued expenses of $1,102, accrued compensation of $72,917, deferred rent of $975 and reduced by security deposits paid of $1,950.

Financing activities

Net cash provided by financing activities were $107,602 for the year ended December 31, 2017 which were from shareholder contributions of $88,863, proceeds from related party loans of $37,922, repayment to shareholder of $12,049 and repayment of related party loans of $7,134. Net cash provided by financing activities were $9,386 for the period May 20, 2016 (Inception) to December 31, 2016. We received proceeds from shareholder contributions of $9,386.

Recent Accounting Pronouncements and Adoption of New Accounting Principles

In February 2016, the FASB issued Accounting Standards Update, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The ASU on leases will take effect for all non-public companies for fiscal years beginning after December 15, 2018.

In February 2016, the FASB issued Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) intended to provide guidance related to general criteria for revenue recognition including identifying the contracts with a customer, identifying the performance obligations in the contracts, determining the transaction price, allocating the transaction price to the performance obligations in the contracts, and recognizing revenue when the entity satisfies a performance obligation by transferring a promised good or service to a customer.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk.” Such information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

AHMED & ASSOCIATES CPA P.C.

35 Aberdeen Road, new Hyde Park, NY

P: 516-713-9979 F:  516-706-1376 E:  riz@ahmedassociatescpa.com

MEMBER

AMERICAN INSTITUTE OF

CERTIFIED PUBLI C ACCOUNTS

INDEPENDENT ACCOUNTANTS’ AUDIT REPORT

To the Board of Directors and Shareholder(s) of

Interest Sciences, Inc.

New York, NY

I have audited the accompanying balance sheet of Internet Sciences, Inc. as of December 31, 2017, and the related statement of income, and cash flows for the ear then ended, and the related notes to the financial statements.

The Company’s management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

My responsibility is to express an opinion on these financial statements based on my audit. I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgement, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements to design audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statement.

I believe that the audit evidence we have obtained is sufficient and appropriate to provide a reasonable basis for our audit opinion.

In my opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of Internet Sciences, Inc. as of December 31, 2018 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company had an accumulated deficit of $385,274, a stockholders’ deficit of $280,114 and a working capital deficiency of $280,114. For the year ended December 31, 2017, the Company had a net loss of $283,884 and cash used in operating activities of $107,598. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Hyde Park, NY-

May 24, 2019

Internet Sciences, Inc.
Consolidated Balance Sheet
For The Years Ended December 31, 2017 and May 20, 2016 (inception) to December 31, 2016

	ASSETS	December 31, 2017	December 31, 2016

	Current Assets
Cash	Cash	$4	$-
	Prepaid asset	-	-
Security deposit	Security deposit	1,500	1,950
	Total Current Assets	1,504	1,950

	TOTAL ASSETS	$1,504	$1,950

	LIABILITIES AND STOCKHOLDERS' DEFICIT
	Current Liabilities
	Accounts payable	-	-
	Accrued expenses	32,153	1,102
	Accrued compensation - officer	218,667	72,917
	Stock payable	10	-
	Related party loan	30,788	-
	Deferred rent	-	975
	Total Current Liabilities	281,618	74,994

	Total Liabilities	281,618	74,994

	Commitments and contingencies (see Note 3)

	STOCKHOLDERS' DEFICIT
	Common Stock, $0.001 par value 100,000,000 authorized
	Common Stock Class A, 81,200,000 Shares Designated,
	160,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016	160	160
	Common Stock Class B, 18,800,000 Shares Designated,
	18,800,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016	18,800	18,800
	Additional paid-in-capital	86,200	9,386
	Accumulated Deficit	(385,274)	(101,390)

	Total Stockholders' Deficit	(280,114)	(73,044)

	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,504	$1,950

See accompanying notes to consolidated financial statements

Internet Sciences Inc.
Consolidated Statement of Operations
For The Years Ended December 31, 2018 and 2017

		December 31, 2018		December 31, 2017

Revenue		$-		$846
Total Revenue		-		846

Operating Expenses:
Selling, General and Administrative		25,166		64,668
Marketing and Public Relations		-		330
Rent Expense		8,752		14,654
Software Development		1,491		29,908
Compensation and Related Taxes		628		175,156
Total Operating Income (Expenses)		36,037		284,716

Income (Loss) from Operations		- 36,037		- 283,870

Other Income (Expenses):
Other Expense		-		- 14
Total Other Income (Expenses)		-		- 14

Net Income (Loss)		- 36,037		- 283,884

Net Loss Per Common Share:
Basic	$	- 0	$	- 0
Diluted	$	- 0	$	- 0

Weighted Average Common Shares Outstanding:
Basic		19,380,000		18,960,000
Diluted		19,380,000		18,960,000

See accompanying notes to consolidated financial statements

Internet Sciences, Inc.
Consolidated Statement of Operations
For The Years Ended December 31, 2017 and May 20, 2016 (inception) to December 31, 2016

	For the Year	For the Period
	Ended	May 20, 2016 (Inception)
	December 31, 2017	to December 31, 2016

Revenue	$846	$-
Total Revenue	846	-

Operating Expenses:
Selling, General and Administrative	64,668	1,534
Marketing and Public Relations	330	-
Rent Expense	14,654	7,979
Software Development	29,908	-
Compensation and Related Taxes	175,156	91,877
Total Operating Expenses	284,716	101,390

Loss from Operations	(283,870)	(101,390)

Other Income (Expenses):
Other Expense	(14)	-
Total Other Income (Expenses)	(14)	-

Net Loss	(283,884)	(101,390)

Net Loss Per Common Share:
Basic	$(0)	$(0)
Diluted	$(0)	$(0)

Weighted Average Common Shares Outstanding:
Basic	18,960,000	18,923,470
Diluted	18,960,000	18,923,470

See accompanying notes to consolidated financial statements

Internet Sciences, Inc.
Statement of Changes in Stockholders' Deficit
For the period from May 20, 2016 (Inception) to December 31, 2017

							Total
	Common Stock Class A		Common Stock Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 20, 2016 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Founder's Shares	-	-	18,800,000	18,800	-	-	18,800
Issuance of common shares for compensation	160,000	160	-	-	-	-	160
Shareholder contributions	-	-	-	-	9,386	-	9,386
Net Loss	-	-	-	-	-	(101,390)	(101,390)

Balance, December 31, 2016	160,000	$160	18,800,000	$18,800	$9,386	$(101,390)	$(73,044)

Shareholder contributions	-	-	-	-	76,668	-	76,668
Issuance of common shares for compensation	-	-	-	-	146	-	146
Net Loss	-	-	-	-	-	(283,884)	(283,884)

Balance, December 31, 2017	160,000	$160	18,800,000	$18,800	86,200	$(385,274)	(280,114)

See accompanying notes to consolidated financial statements

Internet Sciences, Inc.
Consolidated Statement of Cash Flows
For The Years Ended December 31, 2017 and 2016

	For the Year Ended	For the Period May 20, 2016 (Inception)
	December 31, 2017	to December 31, 2016
Cash flows from Operating activities
Net Loss	$(283,884)	$(101,390)
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities:
Stock compensation	-	18,960
Changes in operating assets and liabilities:
Security deposit	450	(1,950)
Prepaid asset	-
Accounts payable	-	-
Accrued expenses	31,051	1,102
Accrued compensation	145,750	72,917
Stock payable	10
Deferred rent	(975)	975
Cash used in operating activities	(107,598)	(9,386)

Cash flows from financing activities
Repayments of related party loan	(7,134)
Proceeds from related party loan	37,922
Repayments to shareholder	(12,049)	-
Proceeds from shareholder contributions	88,863	9,386
Cash provided by financing activities	107,602	9,386

Net change in cash	4	-
Cash at beginning of period	-	-
Cash at end of period	$4	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

Internet Sciences, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2017

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Luxury Trine Digital Media Group, Inc. (“Luxury Trine” or the “Company”) was incorporated in the State of Delaware on May 20, 2016 and its consolidated Variable Interest Entity (“VIE”), Trine Digital Broadcasting Ltd., was incorporated in the United Kingdom on July 3, 2017.

On October 5, 2018, the Company changed its name to Internet Sciences Inc. (“ISI”). Internet Sciences Inc. (“ISI” or the “Company”), formerly known as Luxury Trine Digital Media Group Inc., is a development stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including new-media technology; telecommunication and network carrier services; IoT-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

Founded in 2016, and based in New York, N.Y., ISI seeks to operate internationally with a global team known for its technological expertise, deep industry knowledge, world-class research and analytical capabilities, and innovative mindset.

ISI seeks to transform corporations, enterprises and government entities by providing best-in-class solutions, rooted in and driven by the technology, data, and organizational strategy required for operational excellence. Our interdisciplinary teams work in close collaboration with clients, helping them to solve their biggest problems utilizing a user-centric, data-driven approach focusing on creating seamless unified experiences across all digital, communication and physical touchpoints.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated VIE. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its VIE, Trine Digital Broadcasting Ltd. as of December 31, 2017. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of December 31, 2017 and 2016.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting Ltd. is a variable interest entity as defined by ASC 810-10-25-38. As Internet Sciences, Inc. owns 49.9% of the VIE and the founder (CEO) majority shareholder (a related party) of Internet Sciences, Inc. controls the remaining 50.1%, Internet Sciences, Inc. has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of Internet Sciences, Inc. into the United Kingdom. There are no formal explicit arrangements as of December 31, 2017 that requires Internet Sciences, Inc. to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of December 31, 2017. During the year ended December 31, 2017, there was $2,346 of contributed capital of the Company that was used for formation expense of the VIE. Related to consolidated VIEs, it is the Company’s policy not to present non-controlling interest separately on the Company’s financial statements.

Internet Sciences, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2017

Risks and Uncertainties for Development Stage Company

We are considered to be in the development stage as defined in the accounting standards since we have not commenced planned principal operations. Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital. We have generated no revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates made by management in the accompanying financial statements include, but are not limited to the fair value of stock based compensation and the deferred tax asset valuation allowance.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2017, and December 31, 2016, the Company did not reach bank balances exceeding the FDIC insurance limit.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

FASB ASC 825-10-25 Fair Value Option expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Internet Sciences, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2017

The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue Recognition

The Company adopted the guidance of the FASB ASC 606 “Revenue from Contracts with Customers” on January 1, 2017 and in general will record revenue when a contract with the rights of the parties identified has been approved and the parties have committed to the contract, payment terms have been established, the contract has commercial substance, performance obligations have been satisfied and collectability is probable. There was no cumulative effect of the adoption of ASC 606 “Revenue from Contracts with Customers” since the Company is in the development stage and had no revenues in 2016.

Advertising

Advertising is expensed as incurred. Advertising expenses for the year ended December 31, 2017 and for the period from May 20, 2016 (inception) through December 31, 2016 was $331 and $0, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company’s opinion it is likely that some portion or the entire deferred tax asset will not be realized.

Pursuant to ASC Topic 740-10: Income Taxes related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s financial statements. The tax year ending December 31, 2017 and 2016 is subject to examination by the Internal Revenue Service.

Internet Sciences, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2017

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Net Loss per Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Net loss per share for each class of common stock is as follows:

		For the period from
	Year ended	May 20, 2016 (Inception)
Net loss per common shares outstanding:	December 31, 2017	to December 31, 2016
Class A common stock	$(0.01)	$(0.01)
Class B common stock	$(0.01)	$(0.01)

Weighted average shares outstanding:
Class A common stock	160,000	160,000
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	18,960,000	18,960,000

Concentration of Credit Risks

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2017 and December 31, 2016 there was no uninsured cash.

Internet Sciences, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2017

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Segment Reporting

Separate segment data has not been presented as the Company meets the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Our chief operating decision-maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company has determined that it operates in a single operating segment. For the years ended December 31, 2017 and 2016 all material assets of the Company were in the United States.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet— the new ASU will require both types of leases to be recognized on the balance sheet. The ASU on leases will take effect for all public companies for fiscal years beginning after December 15, 2018.

In February 2016, the FASB issued Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) intended to provide guidance related to general criteria for revenue recognition including identifying the contracts with a customer, identifying the performance obligations in the contracts, determining the transaction price, allocating the transaction price to the performance obligations in the contracts, and recognizing revenue when the entity satisfies a performance obligation by transferring a promised good or service to a customer. The Company adopted this standard effective January 1, 2017.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Internet Sciences, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2017

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2017, the Company had an accumulated deficit of $385,274, a stockholders’ deficit of $280,114 and a working capital deficiency of $280,114. For the year ended December 31, 2017, the Company had a net loss of $283,884 and cash used in operating activities of $107,598. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through a private placement in which the Company will be offering for sale 5,000,000 shares of our common stock, $0.001 par value per share, at $2.00 per share. The offering is to be made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506(c) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. As of the date of this report no funds have been raised and no future commitments have been received under this private placement. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

For the period of July 1, 2016 through September 30, 2016 the Company incurred a monthly rent expense, without a lease, of approximately $1,500 per month. On October 23, 2016 the Company executed an Office License Agreement to lease office space commencing on October 1, 2016 with a twelve month term ending on September 30, 2017. The monthly license fee is $1,300 per month with the first month at no charge. The company recognized deferred rent of $1,300 on October 1, 2016 which will be amortized on a straight line basis over the term of the agreement. The Company also incurred a refundable security deposit of $1,950 related to the Office License Agreement. On June 30, 2017, the Company executed an Amendment to License Agreement which effective July 1, 2017 reduced the monthly lease expense from $1,300 to $1,000 per month and reduced the security deposit from $1,950 to $1,500. The term of the lease was extended to December 31, 2017 and defaulted to a month to month basis on January 1, 2018.

Rent expense for the year ended December 31, 2017 and for the period of May 20, 2016 (Inception) to December 31, 2016 was $14,654 and $7,979, respectively.

In March 2017 the Company executed a video contact licensing agreement with guaranteed fees of $500; $1,000; $1,500; $2,000 and $2,500 for June; July; August; September; and October and thereafter, respectively. As of December 31, 2017, $11,000 was owed. There was an Addendum to this contract signed on June 18, 2018, which outlined a payment plan irrespective of whether the service has been delivered in the particular month of the payment due, the 2018 total commitment amounted to $16,000 of which $11,000 is carried over from December 31, 2017 amount owed.

On October 11, 2017 the Company executed an Engagement Memorandum for the development of a Private Placement Memorandum (PPM), Form 10 Registration Statement, Reg D Filing, obtaining CUSIP numbers, IR campaign – for the purpose of raising capital and/or recruitment of potential investors for the Company. The fee for the above mentioned services was $25,000 which included an initial payment of $5,000 which was paid in October 2017 and $20,000 due upon the Company receiving a minimum of ten indications of interest and first round of private placement funds from Licensed FINRA member broker/dealer firms to be paid out of inward investment proceeds. As of December 31, 2017, proceeds have not been secured by the Company.

Internet Sciences, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2017

NOTE 4 – STOCKHOLDERS’ DEFICIT

On May 26, 2016 the Company issued 18,800,000 Class B Common Shares as founder shares for services rendered. The shares were immediately vested and therefore valued at their estimated grant date fair value of a nominal $.001 per share and recognized as compensation expense of $18,800 on the grant date.

On July 15, 2016 the Company issued 120,000 Class A Common Shares related to executive compensation. The shares were immediately vested and therefore valued at their estimated grant date fair value of a nominal $.001 per share and recognized as compensation expense of $120 on the grant date.

On July 15, 2016 the Company also issued 40,000 Class A Common Shares to three different board members related to board member services. The shares were immediately vested and therefore valued at their estimated grant date fair value of a nominal $.001 per share and recognized as compensation expense of $40 on the grant date.

In July 2017, as part of the formation of the VIE an affiliate paid $2,346 of formation costs which was recorded as capital contribution.

On October 26, 2017 the Board of Directors granted a new Director 10,000 Class A shares which was recognized immediately on the grant date of October 26, 2017 due to the de minimis value of the shares. If the Director is not employed at the cliff vesting date of August 26, 2018, the shares will be forfeited. The Company valued the shares at fair market value of $0.0155 per share.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. There was no income tax expense in 2017 and 2016 due to net losses in both years. The Company has aggregate net operating loss carryforward of $74,730 for income tax purposes as of December 31, 2017, which may be available to reduce future taxable income through 2037.

Effective December 22, 2017, a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 38.5% to 25.4%. The change in the blended tax rate reduced the 2017 net operating loss carryforward deferred tax assets by approximately $40,000. The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2017 and 2016:

	2017	2016
Tax benefit computed at “expected” statutory rate	$(99,359)	$(35,487)

State income taxes, net of federal benefit	(9,936)	(3,549)
Stock compensation	-	7,300
Effect of change in federal rate to 21%	39,744	-
Increase in valuation allowance	69,552	31,736
Net income tax benefit	$-	$-

Internet Sciences, Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2017

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to net deferred tax assets are as follows:

Deferred tax assets:	2017	2016
Net operating loss carryforward	$18,981	$3,663
Accrued salaries	18,521	28,073
Total Deferred tax assets	37,502	31,736
Less: Valuation allowance	(37,502)	(31,736)
	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2017 and 2016, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $37,502 and $31,736 during 2017 and 2016, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer has advanced $9,386 in funds to the Company in 2016 which is included in additional paid- in capital on the balance sheet of the Company as of December 31, 2016.

During the year ended December 31, 2017 the Company’s Chief Executive Officer advanced $88,863 in funds to the Company and was repaid $12,049 which is included in additional paid- in capital on the balance sheet of the Company as of December 31, 2017. The Company’s Chief Executive Officer also advanced $37,922 short term, non-interest-bearing loans to the Company and was repaid $7,134 which is included in related party loan on the balance sheet of the Company as of December 31, 2017.

In 2016 the Company did not have a bank account; consequently, the Company used a related party affiliate’s bank account to conduct business transactions. In January 2017 the Company opened a bank account.

NOTE 7 – SUBSEQUENT EVENTS

Management has assessed subsequent events through May 24, 2019, the date on which the financial statements were available to be issued.

The Company plans on raising funds through a private placement in which the Company will be offering for sale 5,000,000 shares of our common stock, $0.001 par value per share, at $2.00 per share. The offering is to be made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506(c) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. As of the date of this report no funds have been raised and no future commitments have been received under this private placement.

On January 22, 2018, the Company (Licensee) signed a Licensing Agreement with the CEO of the Company (Licensor). The License Agreement grants the Licensee the exclusive rights to use a patent pending owned by the Licensor in connection with the expansion of the Licensee’s business operations. The term of the License Agreement shall be for five years (the “Initial Term”) and shall be renewed for three additional five year terms unless notice of cancellation is provided at least ninety days prior to the termination date of either the Initial Term or any extension thereof. The Licensee shall pay the Licensor a licensing fee of $100 per annum with the first annual payment due one year from the execution of the Licensing Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

There are no changes in and disagreements between the Company and Ahmed & Associates CPA P.C. (“Accountant and/or Auditor”) to serve as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2017.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Lynda Chervil – Chairman/President/CEO/Treasurer/Secretary

Lynda Chervil is our sole officer and Chairperson of the Board of Directors. She graduated from New York University with a Master of Science in Integrated Marketing Communications and has held many roles in new business sales development, executive leadership, sales management, marketing strategy development, deployment and implementation. Prior to venturing into entrepreneurial pursuits, Ms. Chervil led and managed a consumer and commercial bank market of $1.1 billion at Wells Fargo Bank for five years with full P/L accountability. She is both a Fellow of the Institute of Consulting and Chartered Management Institute in the United Kingdom and a recipient of Level 7 Award in Professional Consulting conferred by both the Institute of Consulting and the Chartered Management Institute for writing a disquisition on Strategy Consulting. She is a Member of Luxury Society and author of Fool’s Return and Project Odyssey.

Aude Soichet - Director

Aude Soichet is Television Producer for Nightline at ABC News and has worked for ABC News/Walt Disney since 2004. She was Segment Producer for Nightline, ABC News; Anchor Producer for ABC News Now and Segment Producer for ABC News Now. Prior to joining ABC News, Ms. Soichet was Director of Development for Television and Creative Executive for Television at Zoetrope, Francis Ford Coppola where in both roles, she developed expertise in finding source materials which can be turned into motion picture content such as feature films, television series and television movies and had oversight over program development from internal review to pilot production; identified, developed and managed new program concepts while working with both producers and studio executives to persuade media corporations for funding.

In 2009, the National Academy of Television Arts and Science recognized Ms. Soichet with an Emmy Award for Outstanding Investigative Journalism for Nightline, ABC News. Amongst many notable professional accolades, she is a one- time Winner of the George Foster Peabody Award and three times Edward R Murrow Award Winner. In both 2009 and 2010, she was nominated to News & Documentary Emmy Award for Outstanding Investigative Journalism in a News Magazine for Nightline and ABC News. In 2011 and 2012, she also was nominated to News & Documentary Emmy Award for Outstanding Live Coverage of Current News Story for ABC News Special Events, ABC World News and Nightline. Ms. Soichet graduated from Bryn Mawr College with a Bachelor of Science degree in Cultural Anthropology.

Jennifer Buzzelli - Director

Jennifer Buzzelli is a veteran distribution and content executive with more than 20 years of international and domestic media experience. In the past two decades, she has developed strategic business and creative partnerships with Television. Having worked on both sides of the Atlantic in the US and in Europe in both the UK and Spain, she brings a unique understanding of how to best manage content globally. Since June 2015 Ms. Buzzelli has worked as Senior Vice President, North American Acquisitions for TRX TV where she is responsible for acquiring content for TRX, a new business to business online deal making tool for the buying and selling of content while working with TRX Tv’s Chairman and CEO to formulate global strategy and rollout plan.

From September 2011 -October 2012, Ms. Buzzelli worked for Turner Broadcasting in Madrid, Spain where she was responsible for developing the programming and launch strategy for truTV in EMEA and worked with Turner Content Solutions to formulate program distribution strategies in key territories. Prior to her assignment in Spain, from February 2003through December 2010 she was Vice President of International Distribution & Co Production at Turner Broadcasting in New York City and was responsible for managing offices in Latin America, Asia and Italy for negotiating program licensing agreements with major studios, distributors and independent producers. Amongst many other roles held, she was Program Sales Manager at National Geographic Television in London, UK where she was responsible for program sales in Scandinavia, Benelux, Central and Eastern Europe.

Ms. Buzzelli holds a Bachelor of Arts degree in Film & Television Production from the University of North Carolina-Chapel Hill and is Member of BAFTA.

Item 11. Executive Compensation

On July 15, 2016, the Company’s Board of Directors approved a corporate resolution whereby Lynda Chervil will receive a salary of $175,000 per year commencing August 1, 2016 and continuing for a period of two years. Her salary is being accrued and at December 31, 2017 was $145,750.

Members of our Board of Directors receive 10,000 shares of our Class A Common Stock annually in consideration for serving on our Board of Directors.

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, the number of shares of common stock owned of record and beneficially by executive officers, directors, persons who hold 5% or more of our outstanding common stock, and by all officers and directors as a group:

Name	# Shares Owned Beneficially	Percentage of Ownership (%)

Lynda Chervil	18,800,000 Class B Common Shares and 120,000 Class A Common Shares	99.79	(1)
Aude Soichet	20,000 Class A Common Shares	.11	(1)

Jennifer Buzzelli	10,000.05	(1)(2)

1. Percent of ownership is based on the total number of issued and outstanding shares of the Company’s Class A and Class B common shares of 18,960,000

2.These shares are subject to forfeiture if Ms. Buzelli is not employed on August 26, 2018.

Item 13. Certain Relationships And Related Transactions, And Director Independence

The Company’s Chief Executive Officer advanced $9,386 in 2016 to the Company which was included in additional paid in capital on the balance sheet as contributed capital.

During the year ended December 31, 2017 the Company’s Chief Executive Officer advanced $88,863 to the Company and was repaid $12,049.

Item 14. Principal Accountant Fees And Services

The 2017 audit fees as engaged were $12,000 with the PCAOB registered firm, Ahmed & Associates CPA P.C.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET SCIENCE INC.
(Registrant)

By:	/s/ Lynda Chervil
Lynda Chervil, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LYNDA CHERVIL	President and Chief Executive	May 28, 2019
Lynda Chervil	Officer/Director

36