Form 10-K
period 2018-12-31
INTERNET SCIENCES INC.
filed 2019-06-03
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: _______________

INTERNET SCIENCE INC.

(Exact name of Company as specified in its charter)

Delaware		81-2775456
(State or other jurisdiction		(EIN No.)
of Incorporation)
275 Madison Ave, 6th Floor New York, New York 10016
(Address of principal executive offices)

Telephone Number 212-880-3750

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	None
Class B Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2017 totaled $0.00. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of December 31, 2018, there were 19,380,000 shares of the registrant’s Class A and B Common Stock outstanding.

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

The Company’s principal place of business is located at 275 Madison Avenue, 6th Floor, New York, New York 10016.

Luxury Trine Publications:

Luxury Trine Publications was launched in 2015 to demonstrate the proof of concept for a provisional utility patent filed by our CEO, Lynda Chervil, with the US Patent and Trademark Office under US20160371739. This invention revealed new business methods for a digital new-media communications platform that promotes luxury brands with eco-friendly products and sustainable practices via targeted marketing extension strategies with branding initiatives. Although this invention is currently patent-pending, Luxury Trine entered into a licensing agreement in January 2018with our CEO which extended software development rights to Luxury Trine to rebuild the Luxury Trine Publications marketing platform into native applications with its own proprietary source codes. Previously, the Luxury Trine publications were developed on Twixl Publisher, a third party software development platform, as custom applications which were subsequently removed from publication. We anticipate relaunching the Luxury Trine Publications in the third quarter of 2019.

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

The VIE’s objectives are twofold: Develop Software as a Source (“SaaS”) broadcast technology products and bring addressable TV to the US once there is a market for HbbTV in the US. Presently there is no market for Hybrid broadcast broadbased TV (“HbbTV”) in the US and addressable TV is an opportunity gap that we intend to fill with HbbTV enabling technologies in the US market.

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

Additional sales revenues are expected to be generated by increasing the current sales development teams at the acquisition target companies by 50% once the planned acquisitions are completed with expected completion date during the fourth quarter of 2019.

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

Results of Operations

For the year ended December 31, 2018

Revenues

The Company had $0 of total revenues for the year ended December 31, 2018.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 were $36,037. The operating expenses consisted of selling, general and administrative expenses of $25,166, rent expense of $8,752, software development of $1,491and compensation and related taxes of $628.

Net Loss

We reported a net loss of $36,037 for the year ended December 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2018, we had a cash balance of $113. Our working capital deficit was $96,853 at December 31, 2018.

Accrued expenses were $41,328 at December 31, 2018.

The Company is considered to be in the development stage and we had $0 in sales for the year ended December 31, 2018. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $36,037 during the year ended December 31, 2018. At December 31, 2017 we had a working capital deficit of $96,853. We will not be profitable in 2019. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

Operating activities

Net cash used in operating activities for the year ended December, 2018 amounted to $27,731 and was attributable to our net loss of $36,037 and security deposit net paid of $300 increase of stock compensation payable of $631 prior period adjustment of $218,667 which were accrued compensation reduced in lieu of stock compensation, prepaids of $1,200, accrued expenses increase of 9,175.

Financing activities

Net cash provided by financing activities were $27,840 for the year ended December 31, 2018 which were from proceeds from related party loans of $30,499 and repayment of related party loans of $2,659.

Results of operations for the year ended December 31, 2018 and for the year ended December 31, 2017.

Revenue

There were minimal revenues of $846 for the year ended December 31, 2017. During the year ended December 31, 2018 revenues were $0.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 were $36,037 a decrease of $248,679 or approximately 87.3% decrease from total operating expenses for the year ended December 31, 2017 of $284,716. This decrease is primarily attributable to decreased selling, general and administrative expenses along with software development and officer compensation and related taxes.

Loss from Operations

We reported a loss from operations of $36,037 for the year ended December 31, 2018 as compared to a loss from operation of $283,870 for the year ended December 31, 2017. A decrease of $247,833 or approximately 87.3%.

Other Income (Expense)

There were no other expenses in 2018. In 2017 there was a nominal other expense of $14.

Net Loss

We reported a net loss of $36,037 for the year ended December 31, 2018, as compared to a net loss of $283,884 for the year ended December 31, 2017.

Liquidity and Capital Resources

At December 31, 2018, we had a cash balance of $113. Our working capital deficit was $95,853 at December 31, 2018.

We reported a net increase in cash for the year Ended December 31, 2018 of $109.

Accrued expenses and accounts payable were $41,328 and $0, respectively as of December 31, 2018.

The Company is considered to be in the development stage and we had no sales during the year ended December 31, 2018. There were minimal sales for the year ended December 31, 2017. Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $36,037 for the year ended December 31, 2018. At December 31, 2017 we had a working capital deficit of $96,853. We do not anticipate we will be profitable in 2019. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. Included in our Notes to the financial statements for the year ended December 31, 2018 is a discussion regarding Going Concern.

Operating activities

Net cash used in operating activities for the year ended December, 2018 amounted to $27,731 and was attributable to our net loss of $36,037 and increase of accrued expenses of $9,175, decrease in accrued compensation of $218,667 also resulting in an increase of prior period of adjustment by $218,667 to for the stock award in lieu of accrued compensation, net security deposit paid of $300 and prepayments of $1,200. Net cash used in operating activities for the year ended December 31, 2017 amounted to $107,598 and was attributable to our net loss of $283,884 offset by a security deposit refund of $450, accrued expenses of $31,051, accrued compensation of $145,750, stock payable of $10 and deferred rent decrease of $975.

Financing activities

Net cash provided by financing activities were $27,840 for the year ended December 31, 2018 which were from shareholder contributions of $30,499 and repayment to shareholder of $2,659. Net cash provided by financing activities were $107,602 for the year ended December 31, 2017, which were from shareholder contributions of $88,863, proceeds from related party loans of $37,922, repayment of shareholder loans of $12,049 and repayment of related party loans of $7,134.

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

Item 8. Financial Statements and Supplementary Data.

AHMED & ASSOCIATES CPA P.C.

35 Aberdeen Road, New Hyde Park, NY 11040

P:  516-713-9979  F:  516-706-1376  E:  riz@ahmedassociatescpa.com

MEMBER

AMERICAN INSTITUTE OF

CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT ACCOUNTANTS’ AUDIT REPORT

To the Board of Directors and Shareholder(s) of

Interest Sciences, Inc.

New York, NY

I have audited the accompanying balance sheet of Internet Sciences, Inc. as of December 31, 2018 and December 31, 2017, and the related statement of income, and cash flows for the ear then ended, and the related notes to the financial statements.

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

In my opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of Internet Sciences, Inc. as of December 31, 2018 and December 31, 2017 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company had an accumulated deficit of $202,641, a stockholders’ deficit of $96,853 and a working capital deficiency of $96,853. For the year ended December 31, 2018, the Company had a net loss of $36,037 and cash used in operating activities of $27,731. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Hyde Park, NY

May 24, 2019

Internet Sciences Inc.
Consolidated Balance Sheet
For The Years Ended December 31, 2018 and 2017

ASSETS	December 31. 2018	December 31, 2017

Current Assets
Cash	$113	$4
Prepaid asset	1,200	-
Security deposit	1,800	1,500
Total Current Assets	3,113	1,504

TOTAL ASSETS	$3,113	$1,504

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	-	-
Accrued expenses	41,328	32,153
Accrued compensation - officer	-	218,667
Stock payable	10	10
Related party loan	58,627	30,788
Deferred rent		-
Total Current Liabilities	99,966	281,618

Total Liabilities	99,966	281,618

Commitments and contingencies (see Note 3)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value 100,000,000 authorized
Common Stock Class A, 81,200,000 Shares Designated,
580,000 shares issued and outstanding as of December 31, 2018 and 160,000 shares issued and outstanding December 31, 2017	788	160
Common Stock Class B, 18,800,000 Shares Designated,
18,800,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	18,800	18,800
Additional paid-in-capital	86,200	86,200
Accumulated Deficit	- 202,641	- 385,274

Total Stockholders' Deficit	- 96,853	- 280,114

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,113	$1,504

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

See accompanying notes to consolidated financial statements

Internet Sciences Inc.
Statement of Changes in Stockholders' Deficit
For the period from May 20, 2016 (Inception) to December 31, 2018

							Total
	Common Stock Class A		Common Stock Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 20, 2016 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Founder's Shares	-	-	18,800,000	18,800	-	-	18,800
Issuance of common shares for compensation	160,000	160	-	-	-	-	160
Shareholder contributions	-	-	-	-	9,386	-	9,386
Net Loss	-	-	-	-	-	(101,390)	(101,390)

Balance, December 31, 2016	160,000	$160	18,800,000	$18,800	$9,386	$(101,390)	$(73,044)

Shareholder contributions	-	-	-	-	76,668	-	76,668
Issuance of common shares for compensation	-	-	-	-	146	-	146
Net Loss	-	-	-	-	-	(283,884)	(283,884)

Balance, December 31, 2017	160,000	$160	18,800,000	$18,800	86,200	$(385,274)	(280,114)

Shareholder contributions	-	-	-	-		-	0
Issuance of common shares for compensation	45,000	431	-	-		-	431
Reduction of accumulated deficit due to stock issue	375,000					218,867	218,867
Net Gain	-	-	-	-	-	(36,037)	(36,037)

Balance, December 31, 2018	580,000	$591	18,800,000	$18,800	86,200	$(202,444)	$(96,853)

See accompanying notes to consolidated financial statements

Internet Sciences Inc.
Consolidated Statement of Cash Flows
For The Years Ended December 31, 2018 and 2017

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Cash flows from Operating activities
Net Income (Loss)	$36,037	$283,884
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities:
Stock compensation	631	-
Prior Period Adjustment	218,667
Changes in operating assets and liabilities:
Security deposit	300	450
Prepaid asset	1,200	-
Accounts payable		-
Accrued expenses	9,175	31,051
Accrued compensation	218,667	145,750
Stock payable		10
Deferred rent		975
Cash used in operating activities	27,731	107,598

Cash flows from investing activities
Acquisition of Company
Due from related party
Capital Expenditures/(Disposals)
Cash used in investing activities

Cash flows from financing activities
Repayments of related party loan	2,659	7,134
Proceeds from related party loan	30,499	37,922
		-
Repayments to shareholder		12,049
Proceeds from shareholder contributions		88,863
Cash provided by financing activities	27,840	107,602

Net change in cash	109	4
Cash at beginning of period	4	-
Cash at end of period	$113	$4

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2018 and December 31, 2017

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

The Company’s principal place of business is 275 Madison Ave, 6th Floor, New York, NY 10016.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated VIE. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its VIE, Trine Digital Broadcasting Ltd. as of December 31, 2018. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of December 31, 2018 and 2017.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49.9% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 50.1%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of December 31, 2018 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of December 31, 2018. Related to consolidated VIEs, it is the Company’s policy not to present non-controlling interest separately on the Company’s financial statements. During the year ended December 31, 2017, there was $2,346 of contributed capital of the Company that was used for formation expense of the VIE. Related to consolidated VIEs, it is the Company’s policy not to present non-controlling interest separately on the Company’s financial statements.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2018 and December 31, 2017

Risks and Uncertainties for Development Stage Company

We are considered to be in the development stage as defined in the accounting standards since we have not commenced planned principal operations. Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital. We have generated limited revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties. The Company plans on raising funds through a private placement in which the Company will be offering for sale 5,000,000 shares of our common stock, $0.001 par value per share, at $2.00 per share. The offering is made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506(c) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2018, and December 31, 2017, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2018 and December 31, 2017

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

Revenue Recognition

The Company adopted the guidance of the FASB ASC 606 “Revenue from Contracts with Customers” on January 1, 2017 and in general will record revenue when a contract with the rights of the parties identified has been approved and the parties have committed to the contract, payment terms have been established, the contract has commercial substance, performance obligations have been satisfied and collectability is probable. There was no cumulative effect of the adoption of ASC 606 “Revenue from Contracts with Customers” since the Company is in the development stage and had no revenues in 2018.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2018 and for the December 31, 2017 was $0 and $330, respectively.

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

Pursuant to ASC Topic 740-10: Income Taxes related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company’s financial statements. The tax year ending December 31, 2018 is subject to examination by the Internal Revenue Service.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2018 and December 31, 2017

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

Net loss per share for each class of common stock is as follows:

	For the year ended	For the year ended
Net loss per common shares outstanding:	December 31, 2018	to December 31, 2017
Class A common stock	$(0.01)	$(0.01)
Class B common stock	$(0.01)	$(0.01)

Weighted average shares outstanding:
Class A common stock	580,000	160,000
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	19,380,000	18,960,000

Concentration of Credit Risks

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2018 and December 31, 2017 there was no uninsured cash.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2018 and December 31, 2017

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2018, the Company had an accumulated deficit of $202,641, a stockholders’ deficit of $96,853 and a working capital deficiency of $96,853. For the year ended December 31, 2018, the Company had a net loss of $36,037 and cash used in operating activities of $27,731. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through a private placement in which the Company will be offering for sale 5,000,000 shares of our common stock, $0.001 par value per share, at $2.00 per share. The offering is to be made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506(c) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. As of the date of this report no funds have been raised and no future commitments have been received under this private placement. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2018 and December 31, 2017

NOTE 3 – COMMITMENTS AND CONTINGENCIES

For the period of July 1, 2016 through September 30, 2016 the Company incurred a monthly rent expense, without a lease, of approximately $1,500 per month. On October 23, 2016 the Company executed an Office License Agreement to lease office space commencing on October 1, 2016 with a twelve month term ending on September 30, 2017. The monthly license fee is $1,300 per month with the first month at no charge. The company recognized deferred rent of $1,300 on October 1, 2016 which will be amortized on a straight line basis over the term of the agreement. The Company also incurred a refundable security deposit of $1,950 related to the Office License Agreement. On June 30, 2017, the Company executed an Amendment to License Agreement which effective July 1, 2017 reduced the monthly lease expense from $1,300 to $1,000 per month and reduced the security deposit from $1,950 to $1,500. The term of the lease was extended to December 31, 2017 and defaulted to a month to month basis on January 1, 2018. The Company did not incur rent expense for June, July, August, September. Rent expense for the year ended December 31, 2018 and for the year ended December 31, 2017 was $8,752 and $14,654, respectively.

In November 2018, the Company executed a new 12 month lease commencing on January 1, 2019 through December 31, 2019. The Company paid the first month’s rent in advance and paid a security deposit of $1,800.

In March 2017 the Company executed a video contact licensing agreement with guaranteed fees of $500; $1,000; $1,500; $2,000 and $2,500 for June; July; August; September; and October and thereafter until February 2018, respectively. As of December 31, 2018, $16,000 was owed.

On October 11, 2017 the Company executed an Engagement Memorandum for the development of a Private Placement Memorandum (PPM), Form 10 Registration Statement, Reg D Filing, obtaining CUSIP numbers, IR campaign – for the purpose of raising capital and/or recruitment of potential investors for the Company. The fee for the above mentioned services was $25,000 which included an initial payment of $5,000 which was paid in October 2017 and $20,000 due upon the Company receiving a minimum of ten indications of interest and first round of private placement funds from Licensed FINRA member broker/dealer firms to be paid out of inward investment proceeds. As of December 31, 2018, proceeds have not been secured by the Company.

NOTE 4 – ACCRUED COMPENSATION

On July 15, 2016, at a meeting of the Company’s Board of Directors, the Board resolved by unanimous vote to sign a two-year employment contract with the Company’s founder and CEO at rate of $175,000 per annum on August 1, 2016 through July 31, 2018. As of December 31, 2017, the Company accrued compensation of $218,867 and as of December 31, 2018 all accrued compensation was exchanged for stock compensation.

On October 29, 2017, at a meeting of the Company’s Board of Directors, the Company’s founder and CEO agreed to accept 375,000 shares of Class A shares of the company in lieu of the accrued compensation. The Company has issued 375,000 Class A shares at $0.001 par value in lieu of accrued compensation

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2018 and December 31, 2017

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

On March 27, 2018 the Company issued 5,000 Class A Common Shares to Roger Young as service shares for consultancy on technology asset acquisition. The shares were immediately vested and therefore valued at their estimated grant date fair value of a nominal $.0155 per share and recognized as compensation expense of $78 on the grant date.

On November 27, 2018 the Company issued 10,000 Class A Common Shares to Jennifer Buzzelli. The shares were immediately vested and therefore valued at their estimated grant date fair value of a nominal $.0155 per share and recognized as compensation expense of $155 on the grant date.

On December 4, 2018 the Company issued 5,000 Class A Common Shares to Alan Swersky. The shares were immediately vested and therefore valued at their estimated grant date fair value of a nominal $.0155 per share and recognized as compensation expense of $78 on the grant date.

On December 19, 2018 the Company issued 25,000 Class A Common Shares to Bart Fooden. The shares were immediately vested and therefore valued at their estimated grant date fair value of a nominal $.0155 per share and recognized as compensation expense of $388 on the grant date.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2018 the Company’s Chief Executive Officer advanced 30,499 short term, non-interest-bearing loans to the Company and was repaid $2,659 which is included in related party loan on the balance sheet of the Company as of December 31, 2018.

NOTE 7 – SUBSEQUENT EVENTS

Management has assessed subsequent events through May 24, 2019, the date on which the financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

There are no changes in and disagreements between the Company and Ahmed & Associates CPA P.C. (“Accountant and/or Auditor”) to serve as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2018.

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

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, the number of shares of common stock owned of record and beneficially by executive officers, directors, persons who hold 5% or more of our outstanding common stock, and by all officers and directors as a group:

Name	# Shares Owned Beneficially	Percentage of Ownership (%)

Lynda Chervil	18,800,000 Class B Common Shares and 550,000 Class A Common Shares	99.85	(1)
Aude Soichet	20,000 Class A Common Shares	.10	(1)
Jennifer Buzzelli	10,000.05		(1)(2)

1. Percent of ownership is based on the total number of issued and outstanding shares of the Company’s Class A and Class B common shares of 18,960,000

2. These shares are subject to forfeiture if Ms. Buzelli is not employed on August 26, 2018.

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

During the year ended December 31, 2017 the Company’s Chief Executive Officer advanced $88,863 to the Company and was repaid $12,049.

Item 14. Principal Accountant Fees And Services

The 2018 audit fees as engaged were $7,250 with the PCAOB registered firm, Ahmed & Associates CPA P.C.

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
Lynda Chervil, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LYNDA CHERVIL	President and Chief Executive Officer/Director	May 28, 2019
Lynda Chervil