Form 10-Q
period 2019-03-31
INTERNET SCIENCES INC.
filed 2019-06-03
CIK 1720286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from --------- to ----------

Commission File Number:  000-55897

_____________________

Internet Sciences Inc.

(Exact name of registrant as specified in its charter)

_____________________

Delaware	81-2775456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Madison Ave, 6th Floor New York	New York 10016
(Address of principal executive offices)	(Zip Code)

212-880-3750

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [_]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [_]    No  [_X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  [_]    No  [_X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Item 4T.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

PART I — FINANCIAL INFORMATION

Item 1.

Financial Statements

Internet Sciences Inc.

Consolidated Balance Sheet

	March 31, 2019	March 31, 2018
ASSETS
Current Assets
Cash	$106	$-
Accounts receivable	5,000	-
Prepaid assets	1,200	-
Security deposit	1,800	1,500
Total Current Assets	8,106	1,500

TOTAL ASSETS	$8,106	$1,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash Overdraft	-	9
Accounts payable	690	-
Accrued expenses	41,328	38,889
Accrued compensation - officer	-	262,417
Stock payable	10	10
Related party loan	76,851	37,597
Deferred rent	-	-
Total Current Liabilities	118,879	338,922

Total Liabilities	118,879	338,922

Commitments and contingencies (see Note 3)

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value 100,000,000 authorized
Common Stock Class A, 81,200,000 Shares Designated, 580,000 shares issued and outstanding as of March 31, 2019 and 165,000 shares issued and outstanding as of March 31, 2018	$788	$168
Common Stock Class B, 18,800,000 Shares Designated, 18,800,000 shares issued and outstanding as of March 31, 2019 and March 31, 2018	$18,800	18,800
Additional paid-in-capital	$86,200	86,200
Accumulated Deficit	(216,561)	(442,590)

Total Stockholders’ Deficit	(110,773)	(337,422)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,106	$1,500

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Operations

	For the Three Months Ended March 31,
	2019	2018

Revenue	$-	$-
Total Revenue	-	-

Operating Expenses:
Selling, General and Administrative	9,486	7,972
Marketing and Public Relations
Rent Expense	2,069	4,096
Software Development	-	1,491
Compensation and Related Taxes	2,367	43,758
Total Operating Expenses	13,922	57,316

Loss from Operations	(13,922)	(57,316)

Other Income (Expenses):
Other Expense
Total Other Income (Expenses)	-	-

Net Loss	(13,922)	(57,316)

Net Loss Per Common Share:
Basic	($0.01)	($0.01)
Diluted	($0.01)	($0.01)

Weighted Average Common Shares Outstanding:
Basic	19,380,000	18,965,000
Diluted	19,380,000	18,965,000

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Cash flows from Operating activities
Net Loss	$(13,922)	(57,316)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Stock compensation	0	8
Changes in operating assets and liabilities:
Security deposit
Prepaid asset
Accounts receivable	(5,000)	-
Accounts payable	690
Accrued expenses	-	6,736
Accrued compensation	-	43,750
Stock payable	-	-
Deferred rent	-	-
Cash used in operating activities	(18,232)	(6,822)

Cash flows from investing activities
Acquisition of Company
Due from related party
Capital Expenditures/(Disposals)
Cash used in investing activities

Cash flows from financing activities
Repayments of related party loan	-	(54)
Proceeds from related party loan	18,225	6,863
Repayments to shareholder	-	-
Proceeds from shareholder contributions	-	-
Cash provided by financing activities	18,225	6,809

Net change in cash	(7)	(13)
Cash (overdraft) at beginning of period	113	4
Cash (overdraft) at end of period	$106	$(9)

Supplemental cash flow information
Cash paid for interest
Cash paid for income taxes

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Statement of Changes in Stockholders' Deficit

For the period from May 20, 2016 (Inception) to March 31, 2019

	Common Stock Class A		Common Stock Class B		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 20, 2016 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Founder’s Shares	-	-	18,800,000	18,800	-	-	18,800
Issuance of common shares for compensation	160,000	160	-	-	-	-	160
Shareholder contributions	-	-	-	-	9,386	-	9,386
Net Loss	-	-	-	-	-	(101,390)	(101,390)

Balance, December 31, 2016	160,000	$160	18,800,000	$18,800	$9,386	$(101,390)	$(73,044)

Shareholder contributions	-	-	-	-	76,668	-	76,668
Issuance of common shares for compensation	-	-	-	-	146	-	146
Net Loss	-	-	-	-	-	(283,884)	(283,884)

Balance, December 31, 2017	160,000	$160	18,800,000	$18,800	86,200	$(385,274)	(280,114)

Shareholder contributions	-	-	-	-		-	0
Issuance of common shares for compensation	45,000	620	-	-	8	-	628
Reduction of accumlated deficit due to stock issue	375,000	-	-	-	-	218,672	218,672
Net Loss	-	-	-	-	-	(36,037)	(36,037)

Balance, December 31, 2018	580,000	$780	18,800,000	$18,800	86,208	$(202,639)	(96,851)

Shareholder contributions	-	-	-	-		-	-
Issuance of common shares for compensation	-	-	-	-		-	-
Net Loss	-	-	-	-	-	(13,922)	(13,922)

Balance, March 31, 2019	580,000	$780	18,800,000	$18,800	86,208	$(216,561)	(110,773)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended March 31, 2019 and March 31, 2018

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Luxury Trine Digital Media Group, Inc. (“Luxury Trine” or the “Company”) was incorporated in the State of Delaware on May 20, 2016 and its consolidated Variable Interest Entity (“VIE”), Trine Digital Broadcasting Ltd., was incorporated in the United Kingdom on July 3, 2018.

On October 5, 2019, the Company changed its name to Internet Sciences Inc. (“ISI”). Internet Sciences Inc. (“ISI” or the “Company”), formerly known as Luxury Trine Digital Media Group Inc., is a development stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including new-media technology; telecommunication and network carrier services; IoT-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its VIE, Trine Digital Broadcasting Ltd. as of March 31, 2019 (unaudited). In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

The accompanying consolidated financial statements (Unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2019 and 2018.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49.9% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 50.1%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of March 31, 2019 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of March 31, 2019. Related to consolidated VIEs, it is the Company’s policy not to present non-controlling interest separately on the Company’s financial statements. During the year ended December 31, 2017, there was $2,346 of contributed capital of the Company that was used for formation expense of the VIE. Related to consolidated VIEs, it is the Company’s policy not to present non-controlling interest separately on the Company’s financial statements.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended March 31, 2019 and March 31, 2018

(Unaudited)

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

Use of Estimates

The preparation of financial statements (Unaudited) in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in the accompanying financial statements (Unaudited) include, but are not limited to the fair value of stock based compensation and the deferred tax asset valuation allowance.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2019, and March 31, 2018, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

For the Quarters ended March 31, 2019 and March 31, 2018

(Unaudited)

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

Revenue Recognition

The Company adopted the guidance of the FASB ASC 606 “Revenue from Contracts with Customers” on January 1, 2017 and in general will record revenue when a contract with the rights of the parties identified has been approved and the parties have committed to the contract, payment terms have been established, the contract has commercial substance, performance obligations have been satisfied and collectability is probable. There was no cumulative effect of the adoption of ASC 606 “Revenue from Contracts with Customers” since the Company is in the development stage and had no revenues in 1st Quarter, 2019.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended March 31, 2019 and for the March 31, 2018 was $0 and $0, respectively.

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

For the Quarters ended March 31, 2019 and March 31, 2018

(Unaudited)

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

Net loss per share for each class of common stock is as follows:

	For the year ended	For the year ended
Net loss per common shares outstanding:	March 31, 2019	to March 31, 2018
Class A common stock	$(0.01)	$(0.01)
Class B common stock	$(0.01)	$(0.01)

Weighted average shares outstanding:
Class A common stock	580,000	160,000
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	19,380,000	18,960,000

Concentration of Credit Risks

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At March 31, 2019 and March 31, 2018 there was no uninsured cash.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended March 31, 2019 and March 31, 2018

(Unaudited)

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. The ASU on leases will take effect for all public companies for fiscal years beginning after December 15, 2018.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2019, the Company had an accumulated deficit of $216,561, a stockholders’ deficit of $110,773 and a working capital deficiency of $110,773. For the quarter ended March 31, 2019, the Company had a net loss of $13,922 and cash used in operating activities of $18,232. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of three months from the issue date of this unaudited report. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through a private placement in which the Company will be offering for sale 5,000,000 shares of our common stock, $0.001 par value per share, at $2.00 per share. The offering is to be made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506(c) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. As of the date of this report no funds have been raised and no future commitments have been received under this private placement. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements (unaudited) do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended March 31, 2019 and March 31, 2018

(Unaudited)

NOTE 3 – COMMITMENTS AND CONTINGENCIES

In November 2019, the Company executed a new office License Agreement to lease office space commencing on January 1, 2019 with a twelve month term ending on December 31, 2019. The monthly license fee is $1,200 per month with the first month at no charge. The Company paid a month’s rent in advance and paid a security deposit of $1,800. Rent expense for the year ended March 31, 2019 and for the year ended March 31, 2018 was $2,069 and $4,096, respectively.

In March 2018 the Company executed a video contact licensing agreement with guaranteed fees of $500; $1,000; $1,500; $2,000 and $2,500 for June; July; August; September; and October and thereafter until February 2019, respectively. As of March 31, 2019, $16,000 was owed.

On October 11, 2017 the Company executed an Engagement Memorandum for the development of a Private Placement Memorandum (PPM), Form 10 Registration Statement, Reg D Filing, obtaining CUSIP numbers, IR campaign – for the purpose of raising capital and/or recruitment of potential investors for the Company. The fee for the above mentioned services was $25,000 which included an initial payment of $5,000 which was paid in October 2017 and $20,000 due upon the Company receiving a minimum of ten indications of interest and first round of private placement funds from Licensed FINRA member broker/dealer firms to be paid out of inward investment proceeds. As of March 31, 2019, proceeds have not been secured by the Company.

NOTE 4 – ACCRUED COMPENSATION

On July 15, 2016, at a meeting of the Company’s Board of Directors, the Board resolved by unanimous vote to sign a two-year employment contract with the Company’s founder and CEO at rate of $175,000 per annum on August 1, 2016 through July 31, 2018. As of March 31, 2018, the Company accrued compensation of $262,417 and as of March 31, 2019 all accrued compensation was exchanged for stock compensation.

On October 29, 2017, at a meeting of the Company’s Board of Directors, the Company’s founder and CEO agreed to accept 375,000 shares of Class A shares of the company in lieu of the accrued compensation. The Company has issued 375,000 Class A shares at $0.001 par value in lieu of accrued compensation.

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

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended March 31, 2019 and March 31, 2018

(Unaudited)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2019 the Company’s Chief Executive Officer advanced 18,225 short term, non-interest-bearing loans to the Company which is included in related party loan on the balance sheet of the Company as of March 31, 2019.

NOTE 7 – SUBSEQUENT EVENTS

Management has assessed subsequent events through May 27, 2019, the date on which the financial statements (unaudited) were available to be issued.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

The Company’s principal place of business is 275 Madison Ave, 6th Floor, New York, NY 10016.

Our Outlook

We are considered to be in the development stage as defined in the accounting standards since we have not -commenced planned principal operations. Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital. We have generated minimal revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties. On November 1, 2017 the Company plans on raising funds through a private placement in which the Company will be offering for sale 5,000,000 shares of our common stock, $0.001 par value per share, at $2.00 per share. The offering is made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506(c) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

Three Months Ended March  31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

The Company is considered to be in the development stage. There were no revenues generated during the three months ended March 31, 2019 and March 31, 2018.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended March 31,  2019 were $13,922 a decrease of $43,394, or approximately 24%, from total operating expenses and loss from operations for the comparable three months ended March 31, 2018 of $57,316.  This decrease is primarily attributable to increased selling, general and administrative expenses along with a decrease in rent, software development and compensation and related taxes.

Other Income (Expense)

There were not any other expenses in for the three months ended March 31, 2019 and March 31, 2018.

 Net Loss

We reported a net loss of $13,922 for the three months ended March 31, 2019 as compared to a net loss of $57,316 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2019 we had a cash balance of $106. Our working capital deficit was $110,773 at March 31, 2019.

Accrued expenses and accounts payable were $42,018 and $38,889, respectively as of March 31, 2019 and March 31, 2018.

The Company is considered to be in the development stage and we had zero sales during the three months ended March 31, 2019.  Thus net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $13,922 during the three months ended March 31, 2019.  At March 31, 2019, we had a working capital deficit of 110,773.  We do not anticipate we will be profitable in 2019.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2019 amounted to $18,232 and was attributable to our net loss of $13,922 and an increase in accrued expenses of $2,439 and a decrease in accrued compensation of $262,417.  Net cash flows used in operating activities three months ended March 31, 2019 amounted to $18,232 and was attributable to our net loss of $13,922.

Financing activities

Net cash flows provided by financing activities were $18,225 for the three months ended March 31, 2019. We received proceeds from a related party loan of $18,225.  Net cash flows provided by financing activities were $6,809 for the three months ended March 31, 2018.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include revenue recognition and accounting for stock based compensation, use of estimates, and income taxes.

Revenue Recognition

The Company adopted the guidance of the FASB ASC 606 “Revenue from Contracts with Customers” on January 1, 2017 and in general will record revenue when a contract with the rights of the parties identified has been approved and the parties have committed to the contract, payment terms have been established, the contract has commercial substance, performance obligations have been satisfied and collectability is probable.  There was no cumulative effect of the adoption of ASC 606 “Revenue from Contracts with Customers” since the Company is in the development stage and had no revenues in 1st Quarter, 2019.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized.

Pursuant to ASC Topic 740-10: Income Taxes related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s financial statements. The tax year ending December 31, 2016 is subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncements and Adoption of New Accounting Principles

In February 2016, the FASB issued Accounting Standards Update, Leases (Topic 842), intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet.  The ASU on leases will take effect for all public companies for fiscal years beginning after December 15, 2018.

In February 2016, the FASB issued Accounting Standards Codification, Revenue from Contracts with Customers  (Topic 606) intended to provide guidance related to general criteria for revenue recognition including identifying the contracts with a customer, identifying the performance obligations in the contracts, determining the transaction price, allocating the transaction price to the performance obligations in the contracts, and recognizing revenue when the entity satisfies a performance obligation by transferring a promised good or service to a customer. The Company adopted this standard effective January 1, 2017.The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Internet Science Inc.

Date: May 28, 2019	By: /s/ Lynda Chervil
Lynda Chervil Chief Executive Office