Form 10-K/A
period 2017-12-31
INTERNET SCIENCES INC.
filed 2019-06-06
CIK 1720286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Class A
Common Class B

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value Class B Common Stock, $0.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2017 totaled $0.00. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of December 31, 2017, there were 580,000 shares of the registrant’s Class A and 18,800,000 Class B Common Stock outstanding.

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

Accrued expenses were $31,051 at December 31, 2017.

The Company is considered to be in the development stage and we had minimal sales of $846 for the year ended December 31, 2017.. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $283,884 during the year ended December 31, 2017. At December 31, 2017 we had a working capital deficit of $280,114. We will not be profitable in 2018. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

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

Report of Independent Registered Public Accounting Firm

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

New Hyde Park, NY

May 24, 2019

Internet Sciences, Inc.

Consolidated Balance Sheet

For The Years Ended December 31, 2017 and May 20, 2016 (inception) to December 31, 2016

ASSETS	December 31, 2017	December 31, 2016

Current Assets
Cash	$4	$-
Prepaid asset	-	-
Security deposit	1,500	1,950
Total Current Assets	1,504	1,950

TOTAL ASSETS	$1,504	$1,950

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	-	-
Accrued expenses	32,153	1,102
Accrued compensation - officer	218,667	72,917
Stock payable	10	-
Related party loan	30,788	-
Deferred rent	-	975
Total Current Liabilities	281,618	74,994

Total Liabilities	281,618	74,994

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

See accompanying notes to consolidated financial statements

Internet Sciences, Inc.

Consolidated Statement of Operations

For The Years Ended December 31, 2017 and May 20, 2016 (inception) to December 31, 2016

	For the Year	For the Period
	Ended	May 20, 2016 (Inception)
	December 31, 2017	to December 31, 2016

Revenue	$846	$-
Total Revenue	846	-

Operating Expenses:
Selling, General and Administrative	64,668	1,534
Marketing and Public Relations	330	-
Rent Expense	14,654	7,979
Software Development	29,908	-
Compensation and Related Taxes	175,156	91,877
Total Operating Expenses	284,716	101,390

Loss from Operations	(283,870)	(101,390)

Other Income (Expenses):
Other Expense	(14)	-
Total Other Income (Expenses)	(14)	-

Net Loss	(283,884)	(101,390)

Net Loss Per Common Share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	18,960,000	18,923,470
Diluted	18,960,000	18,923,470

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

Item 9A. Controls and Procedures [PLACEHOLDER UNTIL DETERMINATION OF LEVEL OF COMPLIANCE REQUIRED FOR SMALL ISSUER]

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance [review CG requirements]

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

During the year ended December 31, 2017 the Company’s Chief Executive Officer advanced $88,863 to the Company and was repaid $12,049.

Item 14. Principal Accountant Fees And Services

The 2017 audit fees as engaged were $12,000 with the PCAOB registered firm, Ahmed & Associates CPA P.C.

PART IV

I TEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our financial statements are set forth in Item 8 of this Form 10-K.

SIGNATURES [HOW TO HANDLE DIRECTOR WHO HAVE RESIGNED]

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
Lynda Chervil, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LYNDA CHERVIL	President and Chief Executive	June 5, 2019
Lynda Chervil	Officer/Director

