Form 10-K/A
period 2018-12-31
INTERNET SCIENCES INC.
filed 2019-06-06
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of December 31, 2018, there were 580,000 Class A shares ; 18,800,000 Class B Shares Common Stock outstanding.

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

Commitments and contingencies (see Note 3)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value 100,000,000 authorized
Common Stock Class A, 81,200,000 Shares Designated,
580,000 shares issued and outstanding as of December 31, 2018 and 160,000 shares issued and outstanding December 31, 2017	$788	160
Common Stock Class B, 18,800,000 Shares Designated,
18,800,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	$18,800	18,800
Additional paid-in-capital	$86,200	86,200
Accumulated Deficit	($202,641)	(385,274)

Total Stockholders' Deficit	(96,853)	(280,114)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,113	$1,504

See accompanying notes to consolidated financial statements

Internet Sciences Inc.

Consolidated Statement of Operations

For The Years Ended December 31, 2018 and 2017

	December 31, 2018		December 31, 2017

Revenue		$-		$846
Total Revenue		-		846

Operating Expenses:
Selling, General and Administrative		25,166		64,668
Marketing and Public Relations		0		330
Rent Expense		8,752		14,654
Software Development		1,491		29,908
Compensation and Related Taxes		628		175,156
Total Operating Income (Expenses)		36,037		284,716

Income (Loss) from Operations		(36,037)		(283,870)

Other Income (Expenses):
Other Expense		0		(14)
Total Other Income (Expenses)		0		(14)

Net Income (Loss)		(36,037)		(283,884)

Net Loss Per Common Share:
Basic	-$	0.00	-$	0.01
Diluted	-$	0.00	-$	0.01

Weighted Average Common Shares Outstanding:
Basic		19,380,000		18,960,000
Diluted		19,380,000		18,960,000

See accompanying notes to consolidated financial statements

Internet Sciences Inc.

Statement of Changes in Stockholders' Deficit

For the period from May 20, 2016 (Inception) to December 31, 2018

							Total
	Common Stock Class A		Common Stock Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 20, 2016 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Founder's Shares	-	-	18,800,000	18,800	-	-	18,800
Issuance of common shares for compensation	160,000	160	-	-	-	-	160
Shareholder contributions	-	-	-	-	9,386	-	9,386
Net Loss	-	-	-	-	-	(101,390)	(101,390)

Balance, December 31, 2016	160,000	$160	18,800,000	$18,800	$9,386	$(101,390)	$(73,044)

Shareholder contributions	-	-	-	-	76,668	-	76,668
Issuance of common shares for compensation	-	-	-	-	146	-	146
Net Loss	-	-	-	-	-	(283,884)	(283,884)

Balance, December 31, 2017	160,000	$160	18,800,000	$18,800	86,200	$(385,274)	(280,114)

Shareholder contributions	-	-	-	-		-	0
Issuance of common shares for compensation	45,000	431	-	-		-	431
Reduction of accumlated deficit due to stock issue	375,000					218,867	218,867
Net Gain	-	-	-	-	-	(36,037)	(36,037)

Balance, December 31, 2018	580,000	$591	18,800,000	$18,800	86,200	$(202,444)	$(96,853)

See accompanying notes to consolidated finacial statements

Internet Sciences Inc.

Consolidated Statement of Cash Flows

For The Years Ended December 31, 2018 and 2017

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Cash flows from Operating activities
Net Income (Loss)	(36,037)	$(283,884)
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities:
Stock compensation	631	-
Prior Period Adjustment	218,667
Changes in operating assets and liabilities:
Security deposit	(300)	450
Prepaid asset	(1,200)	-
Accounts payable		-
Accrued expenses	9,175	31,051
Accrued compensation	(218,667)	145,750
Stock payable		10
Deferred rent		(975)
Cash used in operating activities	(27,731)	(107,598)

Cash flows from investing activities
Acquisition of Company
Due from related party
Capital Expenditures/(Disposals)
Cash used in investing activities

Cash flows from financing activities
Repayments of related party loan	(2,659)	(7,134)
Proceeds from related party loan	30,499	37,922
		-
Repayments to shareholder		(12,049)
Proceeds from shareholder contributions		88,863
Cash provided by financing activities	27,840	107,602

Net change in cash	109	4
Cash at beginning of period	4	-
Cash at end of period	$113	$4

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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
Lynda Chervil, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LYNDA CHERVIL	President and Chief Executive Officer/Director	June 5, 2019
Lynda Chervil

