Form 10-Q/A
period 2019-03-31
INTERNET SCIENCES INC.
filed 2019-06-06
CIK 1720286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q/A

Amendment No. 1

_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 201 9

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from --------- to ----------

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

I ndicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Class A

Common Class B

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2019, there were 580,000 Class A shares; 18,800,000 Class B Shares outstanding.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

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

Information required by this item is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” Such information is incorporated herein by reference.

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

Item 4T.	Controls and Procedures

Not Applicable.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS:

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO GENERATE AND INCREASE REVENUES.

We operate in a highly competitive market and face numerous risks and uncertainties in achieving both the ability to generate and increase revenues.  In order to drive revenues for our business, we must successfully:

•	Deploy, implement and execute a marketing plan for client acquisition and retention, to attract corporations and individuals to our services;
•	Develop, retain and engage a critical mass audience for our digital lifestyle magazine and business media websites, application users on our Luxury Trine Publications platform, digital viewers across various digital TV delivery platforms and such other business endeavors we undertake.
•	Attract and retain qualified personnel from our competitors with experience and expertise to serve in various capacities, including sales and marketing positions; and
•	Invest in software technologies that will enable our company to build scalability with the ability to continue to function well with changes in size and volume of our audiences to meet their needs;

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

WE FACE INTENSE COMPETITION FROM OTHER PROVIDERS.

We compete with many providers of media services. Because our market poses no substantial barriers to entry, we expect this competition to continue to intensify. The types of companies with which we compete and challenge include:

•	other luxury marketing companies, such as Luxury Branded, which aim to market luxury brands utilizing various strategies; Digital Luxury Group, a digital marketing and business intelligence firm; S/B Factory, a brand development shop that provides early to advanced stage strategic development for luxury and lifestyle brands in addition to several independent linear TV channel operators in the UK and digital TV broadcasters on a global scale;

•	start-up companies entering the market;
•	changes in our competitors’ strategies and tactics to which we may not be able to adequately respond.

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

Our ability to compete may depend upon factors outside of our control

Factors outside of our control which may inhibit the ability to implement our business strategy and profitably operate the Company include:

•	the prices of our competitor’s services;
•	the ability of competitors to launch extensive marketing campaigns;
•	changes in consumer behavior;
•	changes in the global economy;
•	changes within the media, technology and telecommunications business sectors of the global economy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

 None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Internet Science Inc.

Date: June 5, 2019	By: /s/ Lynda Chervil
Lynda Chervil Chief Executive Office

