Form 10-Q
period 2019-06-30
INTERNET SCIENCES INC.
filed 2019-08-14
CIK 1720286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 201 9

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from --------- to ----------

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

Securities registered pursuant to Section 12(g) of the Act:

Common Class A

Common Class B

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2019, there were 580,000 Class A shares; 18,800,000 Class B Shares outstanding.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Internet Sciences Inc.

Consolidated Balance Sheet

ASSETS	June 30, 2019	June 30, 2018

Current Assets
Cash	$36	$-
Accounts receivable	-	-
Prepaid assets	1,200	-
Security deposit	1,800	1,500
Total Current Assets	3,036	1,500

TOTAL ASSETS	$3,036	$1,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Cash Overdraft	-	-
Accounts payable	19,690	-
Accrued expenses	41,328	40,731
Accrued compensation - officer	-	306,167
Stock payable	10	10
Related party loan	85,156	39,706
Deferred rent	-	-
Total Current Liabilities	146,184	386,614

Total Liabilities	146,184	386,614

Commitments and contingencies (see Note 3)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value 100,000,000 authorized
Common Stock Class A, 81,200,000 Shares Designated,
580,000 shares issued and outstanding as of June 30, 2019 and 165,000 shares issued and outstanding as of June 30, 2018	$780	$168
Common Stock Class B, 18,800,000 Shares Designated,
18,800,000 shares issued and outstanding as of June 30, 2019 and June 30, 2018	$18,800	18,800
Additional paid-in-capital	$86,208	86,200
Accumulated Deficit	(248,936)	(490,282)

Total Stockholders' Deficit	(143,148)	(385,114)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,036	$1,500

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Operating Expenses:
Selling, General and Administrative	2,397	1,264	14,249	9,236
Marketing and Public Relations
Professional Fees	25,250		25,250	0
Rent Expense	4,688	2,678	6,758	6,774
Software Development	40	0	40	1,490
Compensation and Related Taxes	0	43,750	0	87,508
Total Operating Expenses	32,375	47,692	46,297	105,008

Loss from Operations	(32,375)	(47,692)	(46,297)	(105,008)

Other Income (Expenses):
Other Expense
Total Other Income (Expenses)	-	-	-	-

Net Loss	(32,375)	(47,692)	(46,297)	(105,008)

Net Loss Per Common Share:
Basic	($0.01)	$0.00	($0.01)	($0.01)
Diluted	($0.01)	$0.00	($0.01)	($0.01)

Weighted Average Common Shares Outstanding:
Basic	19,380,000	18,965,000	19,380,000	18,960,000
Diluted	19,380,000	18,965,000	19,380,000	18,960,000

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Cash Flows

	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019	June 30, 2018
Cash flows from Operating activities
Net Loss	$(32,375)	$(46,297)	(105,008)
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities:
Stock compensation	0	0	8
Changes in operating assets and liabilities:
Security deposit
Prepaid asset
Accounts receivable	5,000	-	-
Accounts payable	19,000	19,690
Accrued expenses	-	-	8,578
Accrued compensation	-	-	87,500
Stock payable	-	-	-
Deferred rent	-	-	-
Cash used in operating activities	(8,375)	(26,607)	(8,922)

Cash flows from investing activities
Acquisition of Company
Due from related party
Capital Expenditures/(Disposals)
Cash used in investing activities

Cash flows from financing activities
Repayments of related party loan	(1,770)	(1,770)	(2,659)
Proceeds from related party loan	10,075	28,300	11,577
Repayments to shareholder	-	-	-
Proceeds from shareholder contributions	-	-	-
Cash provided by financing activities	8,305	26,530	8,918

Net change in cash	(70)	(77)	(4)
Cash (overdraft) at beginning of period	106	113	4
Cash (overdraft) at end of period	$36	$36	$-

Supplemental cash flow information
Cash paid for interest
Cash paid for income taxes

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Statement of Changes in Stockholders' Deficit

For the period from May 20, 2016 (Inception) to June 30, 2019

							Total
	Common Stock Class A		Common Stock Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 20, 2016 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Founder's Shares	-	-	18,800,000	18,800	-	-	18,800
Issuance of common shares for compensation	160,000	160	-	-	-	-	160
Shareholder contributions	-	-	-	-	9,386	-	9,386
Net Loss	-	-	-	-	-	(101,390)	(101,390)

Balance, December 31, 2016	160,000	$160	18,800,000	$18,800	$9,386	$(101,390)	$(73,044)

Shareholder contributions	-	-	-	-	76,668	-	76,668
Issuance of common shares for compensation	-	-	-	-	146	-	146
Net Loss	-	-	-	-	-	(283,884)	(283,884)

Balance, December 31, 2017	160,000	$160	18,800,000	$18,800	86,200	$(385,274)	(280,114)

Shareholder contributions	-	-	-	-		-	0
Issuance of common shares for compensation	45,000	620	-	-	8	-	628
Reduction of accumlated deficit due to stock issue	375,000	-	-	-	-	218,672	218,672
Net Loss	-	-	-	-	-	(36,037)	(36,037)

Balance, December 31, 2018	580,000	$780	18,800,000	$18,800	86,208	$(202,639)	(96,851)

Shareholder contributions	-	-	-	-		-	-
Issuance of common shares for compensation	-	-	-	-		-	-
Net Loss	-	-	-	-	-	(13,922)	(13,922)

Balance, March 31, 2019	580,000	$780	18,800,000	$18,800	86,208	$(216,561)	(110,773)

Shareholder contributions	-	-	-	-		-	-
Issuance of common shares for compensation	-	-	-	-		-	-
Net Loss	-	-	-	-	-	(32,375)	(32,375)

Balance, June 30, 2019	580,000	$780	18,800,000	$18,800	86,208	$(248,936)	(143,148)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended June 31, 2019 and June 30, 2018

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its VIE, Trine Digital Broadcasting Ltd. as of June 30, 2019 (unaudited). In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

The accompanying consolidated financial statements (unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2019 and 2018.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended June 31, 2019 and June 30, 2018

(Unaudited)

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49.9% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 50.1%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of March 31, 2019 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of June 30, 2019. Related to consolidated VIEs, it is the Company’s policy not to present non-controlling interest separately on the Company’s financial statements. During the year ended December 31, 2017, there was $2,346 of contributed capital of the Company that was used for formation expense of the VIE. Related to consolidated VIEs, it is the Company’s policy not to present non-controlling interest separately on the Company’s financial statements.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2019, and June 30, 2018, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

For the Quarters ended June 31, 2019 and June 30, 2018

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

Revenue Recognition

The Company adopted the guidance of the FASB ASC 606 “Revenue from Contracts with Customers” on January 1, 2017 and in general will record revenue when a contract with the rights of the parties identified has been approved and the parties have committed to the contract, payment terms have been established, the contract has commercial substance, performance obligations have been satisfied and collectability is probable. There was no cumulative effect of the adoption of ASC 606 “Revenue from Contracts with Customers” since the Company is in the development stage and had no revenues in 2nd Quarter, 2019.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2019 and for the June 30, 2018 was $0 and $0, respectively.

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

For the Quarters ended June 31, 2019 and June 30, 2018

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

Net loss per share for each class of common stock is as follows:

	For the year ended	For the year ended
Net loss per common shares outstanding:	June 30, 2019	to June 30, 2018
Class A common stock	$(0.01)	$(0.01)
Class B common stock	$(0.01)	$(0.01)

Weighted average shares outstanding:
Class A common stock	580,000	160,000
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	19,380,000	18,960,000

Concentration of Credit Risks

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At June 30, 2019 and June 30, 2018 there was no uninsured cash.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended June 31, 2019 and June 30, 2018

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At June 30, 2019, the Company had an accumulated deficit of $248,936, a stockholders’ deficit of $143,148 and a working capital deficiency of $143,148. For the three months ended June 30, 2019, the Company had a net loss of $32,375 and cash used in operating activities of $8,375. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this unaudited report. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through a private placement in which the Company will be offering for sale 5,000,000 shares of our common stock, $0.001 par value per share, at $2.00 per share. The offering is to be made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506(c) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. As of the date of this report no funds have been raised and no future commitments have been received under this private placement. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements (unaudited) do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended June 31, 2019 and June 30, 2018

(Unaudited)

NOTE 3 – COMMITMENTS AND CONTINGENCIES

In November 2018, the Company executed a new office License Agreement to lease office space commencing on January 1, 2019 with a twelve month term ending on December 31, 2019. The monthly license fee is $1,200 per month with the first month at no charge. The Company paid a month’s rent in advance and paid a security deposit of $1,800. Rent expense for the year ended June 30, 2019 and for the year ended June 30, 2018 was $6,758 and $6,774, respectively.

In March 2018 the Company executed a video contact licensing agreement with guaranteed fees of $500; $1,000; $1,500; $2,000 and $2,500 for June; July; August; September; and October and thereafter until February 2019, respectively. As of June 30, 2019, $16,000 was owed.

On October 11, 2017 the Company executed an Engagement Memorandum for the development of a Private Placement Memorandum (PPM), Form 10 Registration Statement, Reg D Filing, obtaining CUSIP numbers, IR campaign – for the purpose of raising capital and/or recruitment of potential investors for the Company. The fee for the above mentioned services was $25,000 which included an initial payment of $5,000 which was paid in October 2017 and $20,000 due upon the Company receiving a minimum of ten indications of interest and first round of private placement funds from Licensed FINRA member broker/dealer firms to be paid out of inward investment proceeds. As of June 30, 2019, proceeds have not been secured by the Company.

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

For the Quarters ended June 31, 2019 and June 30, 2018

(Unaudited)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2019 the Company’s Chief Executive Officer advanced 8,305 short term, non-interest-bearing loans to the Company which is included in related party loan on the balance sheet of the Company as of June 30, 2019.

NOTE 7 – SUBSEQUENT EVENTS

Management has assessed subsequent events through August 14, 2019, the date on which the financial statements (unaudited) were available to be issued.

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

The Company’s principal place of business is 275 Madison Ave, 6th Floor, New York, NY 10016.

Our Outlook

We are considered to be in the development stage as defined in the accounting standards since we have not -commenced planned principal operations. Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital. We have generated minimal revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties. On March 6, 2018, the Company launched an equity raise through a private placement offering for sale 10,000,000 shares of our common stock, $0.001 par value per share, at $2.00 per share. The private placement is currently opened. The offering is made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506(c) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue

The Company is considered to be in the development stage. There were no revenues generated during the six months ended June 30, 2019 and June 30, 2018.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the six months ended June 30, 2019 were $46,297 a decrease of $58,711, or approximately 44%, from total operating expenses and loss from operations for the comparable six months ended June 30, 2018 of $105,008. This decrease is primarily attributable to increased selling, general and administrative expenses, professional fee along with a decrease in compensation and related taxes.

Other Income (Expense)

There were not any other expenses in for the six months ended June 30, 2019 and June 30, 2018.

 Net Loss

We reported a net loss of $32,375 for the three months ended June 30, 2019 as compared to a net loss of $47,692 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2019 we had a cash balance of $36. Our working capital deficit was $143,148 at June 30, 2019.

Accrued expenses and accounts payable were $61,018 and $40,731, respectively as of June 30, 2019 and June 30, 2018.

The Company is considered to be in the development stage and we had zero sales during the six months ended June 30, 2019. Thus net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $46,297 during the six months ended June 30, 2019.  At June 30, 2019, we had a working capital deficit of 143,148. We do not anticipate we will be profitable in 2019.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2019 amounted to $26,607 and was attributable to our net loss of $46,297 and an increase in accrued expenses of $19,690 and a decrease in accrued compensation of $262,417.

Financing activities

Net cash flows provided by financing activities were $26,530 for the six months ended June 30, 2019. We received proceeds from a related party loan of $28,300.

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

Revenue Recognition

The Company adopted the guidance of the FASB ASC 606 “Revenue from Contracts with Customers” on January 1, 2017 and in general will record revenue when a contract with the rights of the parties identified has been approved and the parties have committed to the contract, payment terms have been established, the contract has commercial substance, performance obligations have been satisfied and collectability is probable. There was no cumulative effect of the adoption of ASC 606 “Revenue from Contracts with Customers” since the Company is in the development stage and had no revenues in 2nd Quarter, 2019.

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

Pursuant to ASC Topic 740-10: Income Taxes related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s financial statements. The tax year ending December 30, 2016 is subject to examination by the Internal Revenue Service.

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

We lack working capital to continue operations. We will need approximately $70 million during the next twelve months to implement our business plan. While management has had discussions with several investment bankers and underwriters, the Company has no firm commitment and has not signed any type of underwriting agreement. As such, there can be no assurance that we will secure sufficient funding to implement our business plan.

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

WE FACE INTENSE COMPETITION FROM OTHER PROVIDERS.

We compete with many providers of communication technology services, technology infrastructure service delivery and technology consulting service providers. Because our market poses substantial barriers to entry, we expect this competition to continue to intensify.

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

Internet Science Inc.

Date: August 14, 2019	By: /s/ Lynda Chervil
Lynda Chervil Chief Executive Office

