Form 10-Q/A
period 2019-06-30
INTERNET SCIENCES INC.
filed 2019-08-15
CIK 1720286

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

Common Class A

Common Class B

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2019, there were 580,000 Class A shares; 18,800,000 Class B Shares outstanding.

EXPLANATORY NOTE

The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T.

3

ITEM 6. Exhibits

(d) Exhibits

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2019 and June 30, 2018, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Equity for date of inception May 20, 2016 and the periods ended June 30, 2019 and 2018, and (v) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Internet Science Inc.

Date: August 14, 2019	By: /s/ Lynda Chervil
Lynda Chervil Chief Executive Office

5