Form 10-Q
period 2019-09-30
INTERNET SCIENCES INC.
filed 2019-11-14
CIK 1720286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  --------- to ----------

000-55897

Commission File Number

Internet Sciences Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2775456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Madison Ave, 6th Floor, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

212-880-3750

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

☐ Yes ☐ No

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Class A

Common Class B

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of Novenber 14, 2019 we had 580,000 Class A shares; 18,800,000 Class B Shares outstanding.

1

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheet

ASSETS	September 30, 2019	September 30, 2018

Current Assets
Cash	$-	$-
Accounts receivable		-
Prepaid assets	1,200	-
Security deposit	1,800	1,500
Total Current Assets	3,000	1,500

TOTAL ASSETS	$3,000	$1,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Cash Overdraft	19	-
Accounts payable	19,690	-
Accrued expenses	41,328	41,331
Accrued compensation - officer	-	349,917
Stock payable	10	10
Related party loan	90,771	41,507
Deferred rent	-	-
Total Current Liabilities	151,818	432,765

Total Liabilities	151,818	432,765

Commitments and contingencies (see Note 3)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value 100,000,000 authorized
Common Stock Class A, 81,200,000 Shares Designated,
580,000 shares issued and outstanding as of June 30, 2019 and 165,000 shares issued and outstanding as of June 30, 2018	$780	$168
Common Stock Class B, 18,800,000 Shares Designated,
18,800,000 shares issued and outstanding as of June 30, 2019 and June 30, 2018	$18,800	18,800
Additional paid-in-capital	$86,208	86,200
Accumulated Deficit	(254,606)	(536,433)

Total Stockholders' Deficit	(148,818)	(431,265)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,000	$1,500

See accompanying notes to consolidated financial statements (unaudited)

Inernet Sciences Inc.

Consolidated Statement of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Operating Expenses:
Selling, General and Administrative	837	2,401	15,087	11,637
Marketing and Public Relations
Professional Fees	281		25,531	0
Rent Expense	4,551	0	11,309	6,774
Software Development	0	0	40	1,491
Compensation and Related Taxes	0	43,750	0	131,258
Total Operating Expenses	5,669	46,151	51,967	151,160

Loss from Operations	(5,669)	(46,151)	(51,967)	(151,160)

Other Income (Expenses):
Other Expense
Total Other Income (Expenses)	-	-	-	-

Net Loss	(5,669)	(46,151)	(51,967)	(151,160)

Net Loss Per Common Share:
Basic	($0.01)	$0.00	($0.01)	($0.01)
Diluted	($0.01)	$0.00	($0.01)	($0.01)

Weighted Average Common Shares Outstanding:
Basic	19,380,000	18,965,000	19,380,000	18,960,000
Diluted	19,380,000	18,965,000	19,380,000	18,960,000

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Cash Flows

	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019	September 30, 2018
Cash flows from Operating activities
Net Loss	$(5,669)	$(51,966)	(151,159)
Adjustments to Reconcile Net Loss to Net Cash
used in Operating Activities:
Stock compensation	0	0	8
Changes in operating assets and liabilities:
Security deposit
Prepaid asset
Accounts receivable	-	-	-
Accounts payable	-	19,690
Accrued expenses	-	-	9,178
Accrued compensation	-	-	131,250
Stock payable	-	-	-
Deferred rent	-	-	-
Cash used in operating activities	(5,669)	(32,276)	(10,723)

Cash flows from investing activities
Acquisition of Company
Due from related party
Capital Expenditures/(Disposals)
Cash used in investing activities

Cash flows from financing activities
Repayments of related party loan	(1,050)	(2,820)	(2,659)
Proceeds from related party loan	6,665	34,965	13,378
Repayments to shareholder	-	-	-
Proceeds from shareholder contributions	-	-	-
Cash provided by financing activities	5,615	32,145	10,719

Net change in cash	(54)	(131)	(4)
Cash (overdraft) at beginning of period	36	113	4
Cash (overdraft) at end of period	$(19)	$(18)	$-

Supplemental cash flow information
Cash paid for interest
Cash paid for income taxes

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Statement of Changes in Stockholders' Deficit

For the period from May 20, 2016 (Inception) to September 30, 2019

							Total
	Common Stock Class A		Common Stock Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 20, 2016 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Founder's Shares	-	-	18,800,000	18,800	-	-	18,800
Issuance of common shares for compensation	160,000	160	-	-	-	-	160
Shareholder contributions	-	-	-	-	9,386	-	9,386
Net Loss	-	-	-	-	-	(101,390)	(101,390)

Balance, December 31, 2016	160,000	$160	18,800,000	$18,800	$9,386	$(101,390)	$(73,044)

Shareholder contributions	-	-	-	-	76,668	-	76,668
Issuance of common shares for compensation	-	-	-	-	146	-	146
Net Loss	-	-	-	-	-	(283,884)	(283,884)

Balance, December 31, 2017	160,000	$160	18,800,000	$18,800	86,200	$(385,274)	(280,114)

Shareholder contributions	-	-	-	-		-	0
Issuance of common shares for compensation	45,000	620	-	-	8	-	628
Reduction of accumlated deficit due to stock issue	375,000	-	-	-	-	218,672	218,672
Net Loss	-	-	-	-	-	(36,037)	(36,037)

Balance, December 31, 2018	580,000	$780	18,800,000	$18,800	86,208	$(202,639)	(96,851)

Shareholder contributions	-	-	-	-		-	-
Issuance of common shares for compensation	-	-	-	-		-	-
Net Loss	-	-	-	-	-	(13,922)	(13,922)

Balance, March 31, 2019	580,000	$780	18,800,000	$18,800	86,208	$(216,561)	(110,773)

Shareholder contributions	-	-	-	-		-	-
Issuance of common shares for compensation	-	-	-	-		-	-
Net Loss	-	-	-	-	-	(32,375)	(32,375)

Balance, June 30, 2019	580,000	$780	18,800,000	$18,800	86,208	$(248,936)	(143,148)

Shareholder contributions	-	-	-	-		-	-
Issuance of common shares for compensation	-	-	-	-		-	-
Net Loss	-	-	-	-	-	(5,669)	(5,669)

Balance, September 30, 2019	580,000	$780	18,800,000	$18,800	86,208	$(254,605)	(148,817)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended September 30, 2019 and September 30, 2018

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its VIE, Trine Digital Broadcasting Ltd. as of September 30, 2019 (unaudited). In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

The accompanying consolidated financial statements (unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2019 and 2018.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49.9% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 50.1%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of March 31, 2019 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of September 30, 2019. Related to consolidated VIEs, it is the Company’s policy not to present non-controlling interest separately on the Company’s financial statements. During the year ended December 31, 2017, there was $2,346 of contributed capital of the Company that was used for formation expense of the VIE. Related to consolidated VIEs, it is the Company’s policy not to present non-controlling interest separately on the Company’s financial statements.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended September 30, 2019 and September 30, 2018

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2019, and September 30, 2018, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended September 30, 2019 and September 30, 2018

(Unaudited)

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

Revenue Recognition

The Company adopted the guidance of the FASB ASC 606 “Revenue from Contracts with Customers” on January 1, 2017 and in general will record revenue when a contract with the rights of the parties identified has been approved and the parties have committed to the contract, payment terms have been established, the contract has commercial substance, performance obligations have been satisfied and collectability is probable. There was no cumulative effect of the adoption of ASC 606 “Revenue from Contracts with Customers” since the Company is in the development stage and had no revenues in 3rd Quarter, 2019.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended September 30, 2019 and for the September 30, 2018 was $0 and $0, respectively.

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

For the Quarters ended September 30, 2019 and September 30, 2018

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

Net loss per share for each class of common stock is as follows:

Net loss per common shares outstanding:	For the year ended September 30, 2019	For the year ended to September 30, 2018
Class A common stock	$(0.01)	$(0.01)
Class B common stock	$(0.01)	$(0.01)

Weighted average shares outstanding:
Class A common stock	580,000	160,000
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	19,380,000	18,960,000

Concentration of Credit Risks

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At September 30, 2019 and September 30, 2018 there was no uninsured cash.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended September 30, 2019 and September 30, 2018

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern.  At September 30, 2019, the Company had an accumulated deficit of $254,606, a stockholders’ deficit of $148,818 and a working capital deficiency of $148,818. For the three months ended September 30, 2019, the Company had a net loss of $5,669 and cash used in operating activities of $5,669. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this unaudited report. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through a private placement in which the Company will be offering for sale 10,000,000 shares of our common stock, $0.001 par value per share, at $2.00 per share. The offering is to be made in reliance upon an exemption from registration under the federal securities laws provided by Rule 506(c) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. As of the date of this report no funds have been raised and no future commitments have been received under this private placement. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements (unaudited) do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Quarters ended September 30, 2019 and September 30, 2018

(Unaudited)

NOTE 3 – COMMITMENTS AND CONTINGENCIES

In November 2018, the Company executed a new office License Agreement to lease office space commencing on January 1, 2019 with a twelve month term ending on December 31, 2019. The monthly license fee is $1,200 per month with the first month at no charge. The Company paid a month’s rent in advance and paid a security deposit of $1,800. Rent expense for the year ended September 30, 2019 and for the year ended September 30, 2018 was $11,309 and $6,774, respectively.

In March 2018 the Company executed a video contact licensing agreement with guaranteed fees of $500; $1,000; $1,500; $2,000 and $2,500 for June; July; August; September; and October and thereafter until February 2019, respectively. As of September 30, 2019, $16,000 was owed.

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

For the Quarters ended September 30, 2019 and September 30, 2018

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2019 the Company’s Chief Executive Officer advanced 6,665 short term, non-interest-bearing loans to the Company which is included in related party loan on the balance sheet of the Company as of September 30, 2019.

NOTE 7 – SUBSEQUENT EVENTS

Management has assessed subsequent events through November 14, 2019, the date on which the financial statements (unaudited) were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

This section of the Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Results of Operations

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

The Company is considered to be in the development stage. There were no revenues generated during the nine months ended September 30, 2019 and September 30, 2018.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the nine months ended September 30, 2019 were $51,967 a decrease of $99,193, or approximately 34%, from total operating expenses and loss from operations for the comparable nine months ended September 30, 2018 of $151,160. This decrease is primarily attributable to increased selling, general and administrative expenses, professional fee along with a decrease in compensation and related taxes.

Other Income (Expense)

There were not any other expenses in for the nine months ended September 30, 2019 and June 30, 2018.

 Net Loss

We reported a net loss of $5,669 for the three months ended September 30, 2019 as compared to a net loss of $46151 for the three months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2019 we had a cash overdrawn balance of $19. Our working capital deficit was $148,818 at September 30, 2019.

Accrued expenses and accounts payable were $61,018 and $41,331, respectively as of September 30, 2019 and September 30, 2018.

The Company is considered to be in the development stage and we had zero sales during the nine months ended September 30, 2019. Thus net sales are not sufficient to fund our operating expenses.  We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $51,967 during the nine months ended September 30, 2019.  At September 30, 2019, we had a working capital deficit of 148,818. We do not anticipate we will be profitable in 2019.  Therefore our operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2019 amounted to $32,145 and was attributable to our net loss of $51,966 and an increase in accounts payable of $19,690.

Financing activities

Net cash flows provided by financing activities were $32,145 for the nine months ended September 30, 2019. We received proceeds from a related party loan of $34,965.

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

Revenue Recognition

The Company adopted the guidance of the FASB ASC 606 “Revenue from Contracts with Customers” on January 1, 2017 and in general will record revenue when a contract with the rights of the parties identified has been approved and the parties have committed to the contract, payment terms have been established, the contract has commercial substance, performance obligations have been satisfied and collectability is probable. There was no cumulative effect of the adoption of ASC 606 “Revenue from Contracts with Customers” since the Company is in the development stage and had no revenues in 3rd Quarter, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of September 30, 2019 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation as previously filed with the SEC on Form 10 on January 25, 2018
3.2	By-Laws Inc. as previously filed with the SEC on Form 10 on January 25,,2018
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2019

Internet Sciences Inc.

By:	/s/ Lynda Chervil
Lynda Chervil
President, Chief Executive Officer (Principal Executive Officer) and Director

