Form 10-K
period 2020-12-31
INTERNET SCIENCES INC.
filed 2021-08-13
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

000-55897

Commission file number

INTERNET SCIENCES INC.
(Exact name of registrant as specified in its charter)

Delaware	81-2775456
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

521 Fifth Avenue 17th Floor, New York NY	10175
(Address of principal executive offices)	(Zip Code)

212-5864141

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check all that apply):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 13, 2021 1,211,000 Class A common shares and 18,800,000 Class B common shares are Issued and Outstanding.

PART I

Item 1. Business.

Internet Sciences Inc. (“ISI” or the “Company”), formerly known as Luxury Trine Digital Media Group Inc., is an early stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including new-media technology; telecommunication and network carrier services; IoT-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

Founded in 2016, and based in New York, N.Y., ISI seeks to operate internationally with a global team known for its technological expertise, deep industry knowledge, world-class research and analytical capabilities, and innovative mindset.

ISI seeks to transform corporations, enterprises and government entities by providing best-in-class solutions, rooted in and driven by the technology, data, and organizational strategy required for operational excellence. Our interdisciplinary teams work in close collaboration with clients, helping them to solve their biggest problems utilizing a user-centric, data-driven approach focusing on creating seamless unified experiences across all digital, communication and physical touch points.

Our mission is to help advance critical milestones in the future of communication technology.

How We Create Value for Clients

Our top priorities are to manage and deliver products and services of acquired companies while concurrently extending our current product and service offerings to meet clients’ needs. Our core value proposition is designed to offer:

•	Convenience – Our goal will be to provide a comprehensive offering of products and services to meet all of the information and communications technology needs of our clients. We will provide semi-annual proposals with a list of recommendations to be implemented within ISI’s family of companies.

•	Cost Effectiveness – Since ISI will use bundle pricing for its products and services, clients will benefit from our ability to provide lower prices in a bundle than purchasing individual stand-alone products or services.

Our Broad Inventory of the Existing Products and Services of the Acquisition Targets:

Broadband Telecom and Voice Services

•	Gigabit WAN connectivity via wireless and wired leased lines.
•	Structured cabling design and installation
•	Digital Signage and IPTV solutions

Wired and Wireless Surveys

•	SME & enterprise network design
•	Network installation and build
•	Cloud hosting and virtualization
•	Systems integration
•	Software development
•	Consultancy

Onsite Infrastructure Support

•	Network management
•	Service management
•	Onsite network support

Data Centers and Co-location Services

•	Hybrid co-locations
•	Hyperscale
•	Cloud solutions
•	Managed services
•	Connectivity

Our Market Opportunity

We see our market opportunities as follows:

Opportunities in building a high margin business model-open source platform, software and hardware which offer substantial cost-savings on licenses, with better security and reliability than many leading closed-source platforms.

We intend to target acquisitions in digital telecommunication that are Tier 2 network providers, furthering opportunities with services delivered over guaranteed access networks, increasing security, quality and speed:

•	By migrating future clients who might use legacy technology to more efficient technology, this migration will significantly increase rental margins.

•	By marketing internet hosted telephone platforms to satisfy demand in the global marketplace for telephone systems and services “in the cloud”.

•	By integrating existing installations into multimedia contact center environment.

•	By capitalizing on general transposition of IT services not “in the cloud”, requiring the faster, more robust

•	internet connectivity that some of the acquisition targets are primed to provide.

•	By integrating voice services with multimedia contact center applications.

Our Corporate Strategy

The Company’s corporate strategy focuses on executing a two-tier growth strategy:

a. Growth by acquiring existing revenue producing companies with at least 10 years of operations in the technology spaces in which they operate, a critical mass of customers, ownership of key intellectual property assets and that provide critical services to business and government customers.

b. Organic growth by developing product and services in new business segments in horizontal markets for diversification across geographies, industries, and customers.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not own any real estate or other properties and have not entered into any long-term lease or rental agreements for property.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our common stock is not listed on a public exchange, we intend to apply for quotation on the Over-the-Counter Bulletin Board (OTCBB) and OTC Markets to list and trade our stock, then up list to NASDQ Capital Markets with an IPO. In order to be quoted on the OTCBB and OTC Markets, a market maker must file an application on our behalf in order to make a market for our common stock. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, who, generally speaking, must approve the first quotation of a security by a market maker on the OTCBB or OTC Markets, nor can there be any assurance that such an application for quotation will be approved.

Item 6. Selected Financial Data

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

This section of the Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company.

We need to seek capital from resources such as the sale of private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are an early stage company with no or limited operations to date, we would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it may be required to cease business operations.

During the year ended December 31, 2020, we generated a cash flow of $0 as compared to a cash flow of $21 for the year ended December 31, 2019. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. We are in the process of seeking additional equity financing in the form of private placements and in raising funds from registered securities to fund our intended business operations.

Management believes that if subsequent private placements are successful or we are successful in raising funds from registered securities, we will generate sales revenue within twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Results of Operations

At December 31, 2020, the Company was not engaged in continued business and has been primarily involved in early stage activities. Due to a lack of funding, we have not implemented our Plan of Operations.

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. We had $Nil in revenue for the fiscal years ended December 31, 2020 and 2019.

Total operating expenses for the year ended December 31, 2020 were $39,033 as compared to total operating expenses for the year ended December 31, 2019 of $74,279. We had $994 in other income for the year ended December 31, 2020, and $0 in the prior year, resulting in a net loss for years ended December 31, 2020 and 2019 of $38,039 and $74,279, respectively. The net loss for the year ended December 31, 2020 is a result of General and Administrative expense of $11,937, Professional Fees of $4,796, Compensation of $22,300, and Other income of $994. Conversely, the net loss for the year ended December 31, 2019 resulted from General and Administrative expense of $31,379, Professional Fees of $14,400, Compensation of $28,500. The reduction in expenses in 2020 as compared to 2019 is due to the reduction in operations as a result of the COVID-19 pandemic and our overall lack of funding. In addition, we issued less stock as compensation to third parties, officers, and directors in 2020 as compared to 2019, resulting in less compensation expense in 2020.

Off-Balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Plan of Operations

On October 5, 2018, the Company changed its name to Internet Sciences Inc. (“ISI”). Internet Sciences Inc. (“ISI” or the “Company”), formerly known as Luxury Trine Digital Media Group Inc., is an early stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including new-media technology; telecommunication and network carrier services; IoT-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a VIE as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of December 31, 2020 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of December 31, 2020.

We are unaware of any material risks associated with this VIE.

ISI is an information and communications technology company that seeks to become a multi-industry technology based enterprise primarily through merger and acquisition of business segments in new media technologies, digital telecommunication, data storage, IoT enabling technologies and cutting edge ICT technologies for Data Analytics.

Though its planned acquisitions in the United States and the United Kingdom, the Company expects to reach a broad base of existing clients across Continental Europe, principally in the United Kingdom, Belgium, the Netherlands and Luxemburg. While ISI’s primary activities in the United Kingdom will focus on delivering managed high performance WIFI networks, managed ITC solutions, , its US operations will sharply focus data centers and co-location services, internet exchange services and on organic growth by launching new business segments that design commercial intelligent software applications in Business Analytics and Business Intelligence , scalable cloud based platforms that deliver enterprise solutions as Platform-as -a -Service (PaaS) and infrastructure solutions as Infrastructure-as-a service (IaaS).

As a complement to its total products and service offerings across the entire Company landscape and global footprint, ISI seeks to add value by offering its consulting services with expertise in artificial intelligence, data analytics, supply chain and logistics.

The Company’s principal place of business is 521 Fifth Avenue, 17th Floor, New York, NY 10175

The Company’s business model focuses on executing a two-tier growth strategy:

a. Growth by identifying and acquiring existing revenue producing companies with tenure of 10 years or greater in the technology spaces in which they operate, have attained a critical mass of customers, own intellectual property assets or provide critical services to business customers and governments.

b. Organic growth by launching product development projects aimed to be commercialized by forming new business segments that sells its services in horizontal markets for diversification across geographies, industries, and customers.

The Company currently owns and licenses several media properties through Luxury Trine TV.

Luxury Trine TV

Luxury Trine TV is an OTT platform with TV software assets owned by Internet Sciences which distributed short form luxury lifestyle information and entertainment content to diverse consumer segments via smart TV platforms and set top boxes from June 2017 to July 2018. The company developed 6 proprietary TV application for Apple TV, Amazon Fire TV, Roku TV, Samsung, LG and Android TV.

As of July 2018, the Company has ceased its broadcasting activities in the US and it is preparing to relaunch its broadcasting activities in the UK via Trine Digital Broadcasting Ltd (the “ VIE”). The Company has chosen to change its strategy by focusing on a UK audience through connected Freeview which is a hybrid of terrestrial TV and OTT. Currently, the software assets are being upgraded to be transferred to the VIE, Trine Digital Broadcasting Ltd for redeployment in Q1 of 2022.

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

Connected Freeview, is IP streamed TV which appears on the main Freeview EPG – and Ofcom estimates now that three quarters of UK households have either a connected or smart TV in their homes.

(See link https://www.ofcom.org.uk/__data/assets/pdf_file/0011/222401/communications-market-report-2021.pdf)

Trine Digital Broadcasting LTD. (the “VIE”)

Trine Digital Broadcasting Ltd is a UK based broadcasting company that will distribute both short form and long form television content via a hybrid of terrestrial TV and OTT enabling advertisers to reach critical mass audiences with diverse forms of access to television contents.

The VIE’s objectives are twofold:

a. Develop Software as a Service (‘SaaS”) broadcast technology products to expand its commercial activities.

b. Bring addressable TV to the US once there is a market for HbbTV in the US. Presently there is no market for Hybrid broadcast broadband TV (“HbbTV”) in the US and addressable TV is an opportunity gap that we intend to fill with HbbTV enabling technologies in the US market.

Based upon the growth of the UK media market, our initial focus for Trine Digital Broadcasting Ltd., will be in the UK where we intend to acquire existing UK based media companies to deploy our strategies which include strategic alliances with UK based companies to balance market penetration, market development, product development and diversification.

1 Over-the-top content (OTT) is the audio, video, and other media content delivered over the Internet without the involvement of a multiple-system operator (MSO) in the control or distribution of the content.

Studies

According to a 2021 Price Waterhouse Global Entertainment & Media Outlook, the UK is forecasted to return to growth this year ad continue to grow over the next four years driven by sectors liberated from Covid restrictions. By 2025, the UK is set to overtake Germany as the biggest E&M market in Western Europe by revenue. Digital advertising is forecast to continue to forge ahead, rising at a CAGR of almost 8% over the next four years, twice as fast as non digital.

•	UK compound annual growth rate to outpace global over the forecast period

•	Total UK advertising spend to grow at 7% p.a. over the next 5 years as it recovers from the pandemic disruption

•	Total UK consumer spending on Entertainment & Media to grow at 5% p.a. over the next 5 years, driven by continued digital downloads, access and consumption

•	PwC forecasts growth will rebound 9% this year and over the forecast period at a compound annual growth rate (CAGR) of 5% outpacing the expected growth in E&M revenues at a global level.

•	By 2025, the UK’s E&M sector is expected to be worth £88bn with only the US, China and Japan worth more globally.

•	Latest forecasts support optimism about augmented reality (AR) and virtual reality (VR) growing to a value of more than $44.7 billion worldwide by 2024.

•	By 2025, the UK’s E&M sector is expected to be worth £88bn with only the US, China and Japan worth more globally.

•	The UK is a key driver for these sectors within Europe, which is forecast to hold a 25% share of the global market behind only the US and the Asia-Pacific region.

The implications of these studies suggest that we will benefit from current and future growth in new media by focusing, identifying and investing in growing and emerging sectors as we recognize the innovative nature of British enterprises is critical as the technologies seek new use cases outside of the gaming industry.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Internet Sciences Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Internet Sciences Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditors since 2021.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

August 13, 2021

Internet Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$-	$21
Prepaid expenses	-	1,000
Security deposit	-	1,800
Total Current Assets	-	2,821

Total Assets	$-	$2,821

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$54,970	$50,597
Accounts payable and accrued liabilities – related party	20,985	-
Due to related party	85,225	94,846
Loan payable	881	-
Total Current Liabilities	162,061	145,443

Total Liabilities	162,061	145,443

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock Class A, 81,200,000 shares designated,
1,051,000 shares and 865,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019	1,051	865
Common Stock Class B, 18,800,000 shares designated,
18,800,000 shares issued and outstanding	18,800	18,800
Additional paid-in capital	133,047	114,633
Accumulated deficit	(314,959)	(276,920)
Total stockholders’ deficit	(162,061)	(142,622)

Non-controlling interest	-	-
Total Stockholders’ Deficit	(162,061)	(142,622)

Total Liabilities and Stockholders’ Deficit	$-	$2,821

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Operations

	Year Ended
	December 31,
	2020	2019

Revenue	$-	$-

Operating Expenses:
General and administrative	11,937	31,379
Professional fees	4,796	14,400
Compensation	22,300	28,500
Total operating expenses	39,033	74,279

Operating Loss	(39,033)	(74,279)

Other income (expense)
Other income	1,000	-
Other expense	(6)	-
Total other expense	994	-

Net loss before taxes	(38,039)	(74,279)

Income tax benefit	-	-

Net Loss	$(38,039)	$(74,279)

Net loss attributable to:
Internet Sciences, Inc.	(38,039)	(74,279)
Non-controlling interest	-	-

Comprehensive Loss	$(38,039)	$(74,279)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	19,778,584	19,665,000

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

	Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance - December 31, 2018	580,000	$580	18,800,000	$18,800	$86,418	$(202,641)	$-	$(96,843)

Issuance of common shares for compensation-services	40,000	40	-	-	3,960	-	-	4,000
Issuance of common shares for compensation-services, related party	245,000	245	-	-	24,255	-	-	24,500
Net loss	-	-	-	-	-	(74,279)	-	(74,279)
Balance - December 31, 2019	865,000	865	18,800,000	18,800	114,633	(276,920)	-	(142,622)

Issuance of common shares for compensation-services	3,000	3	-	-	297	-	-	300
Issuance of common shares for compensation-services, related party	60,000	60	-	-	5,940	-	-	6,000
Issuance of common shares for cash at $0.10 per share	123,000	123	-		12,177			12,300
Net loss	-	-	-	-	-	(38,039)	-	(38,039)
Balance - December 31, 2020	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(314,959)	$-	$(162,061)

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,039)	$(74,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	6,300	28,500
Changes in operating assets and liabilities:
Prepaid expenses	1,000	200
Security deposit	1,800	-
Accounts payable and accrued liabilities	4,373	9,269
Accounts payable and accrued liabilities – related party	20,985	-
Net cash used in operating activities	(3,581)	(36,310)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	2,822	38,808
Proceeds from issuance of common stock	12,300	-
Repayment to related party	(12,443)	(2,590)
Proceeds from loan	881
Net cash provided by financing activities	3,560	36,218

Net change in cash for the period	(21)	(92)
Cash at beginning of period	21	113
Cash at end of period	$-	$21

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 1 - ORGANIZATION AND OPERATIONS

Internet Sciences Inc. (“ISI” or the “Company”) was originally incorporated as Luxury Trine Digital Media Group, Inc. in the State of Delaware on May 20, 2016. On October 5, 2018, the Company changed its name to Internet Sciences Inc.

ISI is an early-stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including new-media technology; telecommunication and network carrier services; IoT-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the following subsidiaries:

		Ownership
	Country	Interest
Trine Digital Broadcasting Ltd (TDB)	United Kingdom	49%
Institute of Technology, Informatics & Computer Analytics LLC (IoTICA)	USA	100%
Analygence Limited (AL)	United Kingdom	100%

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the years ended December 31, 2020 or 2019 due to the absence of operations in the UK subsidiaries.

In June 2020, AL was formed in UK as an extension of TICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL in 2020. There were no assets and liabilities of TDB and AL as of December 31, 2020 and 2019.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Variable Interest Entities

The Company holds a 49% noncontrolling interest in Trine Digital Broadcasting Ltd (TDB) as it is solely a party of interest in providing funding to TDB broadcasting projects. Ownership of the intellectual property assets are to remain with TDB. TDB is deemed to be a variable interest entity (“VIE”) as defined in ASC 810-10-25-38, “Consolidation of Variable Interest Entities” (ASC 810). ASC 810 requires a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of December 31, 2020 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of December 31, 2020. The Company has not provided funding to TDB to date, therefore, there have been no operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in the accompanying consolidated financial statements include but are not limited to the fair value of stock-based compensation and the deferred tax asset valuation allowance.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are each insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020, and December 31, 2019, the Company did not reach bank balances exceeding the FDIC insurance limit.

Fair Value of Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The fair value of accounts payable and accrued expenses, loans, and due to shareholder approximates their carrying amounts because of their immediate or short-term maturity.

Revenue Recognition

The Company has adopted the guidance of the FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and plans to recognize revenue from the sale of products and services following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company will recognize revenue as it transfers control of promised services to its customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. There was no cumulative effect of the adoption of ASC 606 “Revenue from Contracts with Customers” since the Company is in its early stage and had no revenues during years ended December 31, 2020 and 2019.

Income Taxes

Income taxes are determined in accordance with the provisions of ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2020 and 2019, the Company did not have any significant unrecognized uncertain tax positions.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation,” which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the individual or entity is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of the services received in exchange for an award based on the grant-date fair value of the award.

Earnings (Loss) per Share Calculations

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2020 and 2019.

Net loss per share for each class of common stock is as flows:

	Year Ended
	December 31,
	2020	2019
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock - Class A	$(0.04)	$(0.09)
Common stock - Class B	$(0.00)	$(0.00)
Total of Class A and Class B	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	978,584	865,000
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	19,778,584	19,665,000

For years ended December 31, 2020 and 2019, there were no potentially dilutive securities outstanding.

Related Parties

The Company follows ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 6).

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited financial statements.

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of December 31, 2020, the Company had an accumulated deficit of $314,959, a stockholders’ deficit of $162,061 and a working capital deficiency of $162,061. For the year ended December 31, 2020, the Company had a net loss of $38,039 and cash used in operating activities of $3,581. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. While the COVID-19 pandemic has not had a material adverse impact on our operations to date, these conditions could significantly negatively impact the Company’s business in the future. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the pandemic may result in a significant disruption of global financial markets, which may reduce the Company’s ability to access capital or its customers’ ability to pay for past or future purchases, which could negatively affect the Company’s liquidity.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On July 18, 2019, the Company executed a Business Development and Consulting Agreement for consulting and advisement on business development in regard to securing investors for the Company’s $20 million 506c offering and taking indication of interest for a $50 million S-1 IPO Stock Offering. The duration of the agreement is 36 months. During the year ended December 31, 2019, the Company issued 15,000 shares of common stock class A, at $0.10 per share for $1,500 in services rendered with respect to this agreement. While no services were rendered during the year ended December 31, 2020, the contract has remained in full force and effect.

On July 19, 2019, the Company executed an Investor Relations Consulting Agreement for consulting, advisement and assistance of the Company in corporate development, investor and public relations, public appearances and marketing. The agreement is for 12 months and the Company agrees to budget from $500,000 to $7,000,000 for investor, media and public relation if the Company raises $5,000,0000 to $70,000,000, respectively. During the year ended December 31, 2019, the Company issued 15,000 share of common stock class A, at $0.10 per share for $1,500 in investor relations services rendered with respect to this agreement. No services were rendered during the year ended December 31, 2020, and the contract expired in July 2020.

On August 26, 2020, the board of directors approved issuance of 6,000 class A shares of common stock for one year service effective July 22, 2020 to July 22, 2021 to one member of the Company’s advisory board of technology and technicians. During the year ended December 31, 2020, 3,000 shares of common stock for six months services vested at cash base price of $0.10, resulting in a $300 expense. As of December 31, 2020, 3,000 shares of common stock shall vest during 7th to 12th months service in year 2021.

NOTE 5 - LOAN PAYABLE

On May 7, 2020, the Company received an $881 loan pursuant to the Paycheck Protection Program established under the Cares Act (the “PPP Loan”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan contained events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven if used under program parameters for payroll, mortgage interest and rent expenses.

For the year ended December 31, 2020, the Company recorded interest expenses of $6 for PPP loan. In April 2021, the original principal amount of $881, together with accrued interest of $6 were forgiven. (See Note 9)

On July 14, 2020, the Company received a $1,000 advance pursuant to the U.S. Small Business Administration (SBA) COVID-19 Economic Injury Disaster Loans (EIDL) for economic relief to small business before a decision was made on the EIDL loan. The EIDL loan has conditions of a thirty-year term and bears interest at a fixed rate of 3.75% per annum, but the Company did not sign an agreement for further advances beyond the $1,000. While the SBA refers to this program as an advance, it was written into law as a grant. This means that the amount given through this program does not need to be repaid and was therefore recorded as other income.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2020 and 2019, the Company’s CEO advanced $2,822 and $38,808, respectively, short term, non-interest-bearing loans to the Company and was repaid $12,443 and $2,590, respectively. As of December 31, 2020 and 2019, there were $85,225 and $94,846, respectively, due to, the Company’s CEO.

During the years ended December 31, 2020 and 2019, the Company issued 60,000 and 245,000 shares of common stock -class A to its officers and a director for services rendered to the Company, respectively. The shares were valued at fair market value of $.10 on the grant date and recognized as compensation expense totaling $6,000 and $24,500, respectively.

During the year ended December 31, 2020, the Company recorded accrued CEO wages of $16,000 and expenses reimbursable to its CEO of $4,985, for total related party accruals of $20,985 at December 31, 2020. The common shares were subsequently issued on July 20, 2021. (see Note 9)

NOTE 7 - INCOME TAXES

For the years ended December 31, 2020 and 2019, the local (“United States of America”) and foreign components (“United Kingdom”) of loss before income taxes were comprised of the following:

	For the Year Ended
	December 31,
	2020	2019
Tax jurisdiction from:
- Local	$(38,039)	$(74,279)
- Foreign	-	-
Loss before income taxes	$(38,039)	$(74,279)

United States of America

Internet Sciences Inc. is registered in the State of Delaware and is subject to the tax laws of United States of America. The components of the Company’s deferred tax asset and reconciliation of income taxes are computed at the new statutory rate of 21% to the income tax amount recorded as of December 31, 2020 and December 31, 2019.

As of December 31, 2020, the operations in the United States of America incurred $314,959 of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039 if unutilized. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code.

The Company has provided for a full valuation allowance against the deferred tax assets of $66,141 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2013.

United Kingdom

The Company’s subsidiary operating in United Kingdom are subject to the United Kingdom Profits Tax at a standard income tax rate of 19% on the assessable income arising in United Kingdom during its tax year. During the years ended December 31, 2020 and 2019, the operating activity of subsidiary was Nil.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Net Operating Loss carryforward
United States	$66,141	$58,153
United Kingdom	-	-
Total	66,141	58,153
Less: Valuation allowance	(66,141)	(58,153)
Net deferred tax asset	$-	$-

The following table sets forth a reconciliation of the Company’s income tax provision (benefit) to the statutory U.S. federal tax amount for the years ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

Income tax expense (benefit) at statutory rate	$7,988	$15,599
Change in valuation allowance	(7,988)	(15,599)
Income tax expense per books	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $66,141 as of December 31, 2020. During the years ended December 31, 2020 and 2019, the valuation allowance increased by $7,988 and $15,599, respectively, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE 8 - EQUITY

The Company has authorized 100,000,000 shares of common stock, par value of $0.001 per share, with 81,200,000 shares of common stock -class A designated and 18,800,000 shares of common stock -class B designated. Each holder of common stock-class A and common stock-class B is entitled to one vote and three votes, respectively, for each such share outstanding in the holder’s name.

Common Stock- class A

During the years ended December 31, 2020 and 2019, the Company issued at total of 60,000 and 245,000 shares of common stock -class A to the former Chief Operating Officer, Chief Executive Officer, and directors for services rendered, at $0.10 fair market value, for total expense of $6,000 and $24,500 respectively.

During the years ended December 31, 2020 and 2019, the Company issued 3,000 and 40,000 shares of common stock -class A to a third party for services rendered at fair value of $0.10 per share for total expense of $300 and $4,000, respectively.

During the year ended December 31, 2020, the Company issued 123,000 shares of common stock -class A to independent investors for $12,300 cash at $0.10 per share.

As of December 31, 2020 and 2019, the Company had 1,051,000 and 865,000 shares of common stock-class A issued and outstanding, respectively.

Common Stock- class B

As of December 31, 2020 and 2019, the Company had 18,800,000 shares of common stock-class B issued and outstanding. There were no issuances of class B during 2020 or 2019.

NOTE 9 - SUBSEQUENT EVENTS

On July 20, 2021 the Company issued 160,000 shares of Class A common stock to its CEO at $0.10 per share fair market value to settle $16,000 in accrued officer wages.

In April 2021, the $881 principal and $6 interest on the PPP Loan and were forgiven in full.

The Company has evaluated events occurring from December 31, 2020 through the date these financial statements were issued and noted no items requiring disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;
2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2020, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future periods.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

Our directors serve until their successor are elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serve until their successor(s) is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our officers and directors.

Our directors serve until a successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serves until their successor(s) is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our officers and directors.

The name, address, age and position of our present officers and directors is set forth below:

Name	Age	Position(s)
Lynda Chervil	51[1]	President, Director
Richard Marriott	49[2]	Chief Operating Officer

________

1 The person named above held this office from May 20, 2016 and is expected to hold her offices/positions at least until the next annual meeting of our stockholders.

2 The person named above held this office from January 2020 through June 2020.

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

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Internet Sciences Inc.

Involvement in Legal Proceedings

No Executive Officer or Director of the Company has been convicted in any criminal proceeding or is the subject of a criminal proceeding that is currently pending.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11. Executive Compensation.

During the years ended December 31, 2020 and 2019, the Company issued 50,000 and 245,000 shares of common stock -class A for services to the former Chief Operating Officer and Chief Executive Officer/Chairman of Board of Directors at $0.10 fair market value for total expense of $5,000 and $24,500, respectively.

During the year ended December 31, 2020, the Company recorded accrued wages totaling $16,000. On July 30, 2021, 160,000 shares of Class A common stock were issued in satisfaction of the accrual.

Ms. Chervil’s address is 521 Fifth Avenue Ave, 17th Floor, New York, New York 10175.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2020 and 2019.

	STOCK AWARDS
Name and Principal Position	Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lynda Chervil	2019	-	-	-	-
President, Chief Executive Officer, and Chairman of Board of Directors	2020	-	-	-	-

Richard Marriott	2019	-	-	-	-
Chief Operating Officer (Former)	2020	-	-	-	-

There were no grants of stock options since inception to the date of this Form 10-K.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this plan may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the periods ending December 31, 2020 and 2019.:

DIRECTOR COMPENSATION
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dino Michetti	2020	-	1,000		-	-	-	1,000
	2019	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 1,051,000 shares of Class A common stock and 18,800,000 Class B common stock issued and outstanding as of December 31, 2020.

	Name and	Nature of
	Address	Amount and
	Beneficial	Beneficial	Percent of
Title of Class	Owner[2]	Owner	Class

Class A Common Stock	Lynda Chervil[1]	550,000	52.3%
Class B Common Stock	Lynda Chervil	18,800,000	100%
Class A Common Stock	All Officers & Directors	660,000	62.8%
Class B Common Stock	All Officers & Directors	18,800,000	100%

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Ms. Chervil is the only “promoter” of our company.

[2]

Beneficial ownership is determined in accordance with the Rule 13d3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2020 the Company’s Chief Executive Officer advanced $2,822 short term, non-interest-bearing loans to the Company and was repaid $12,433. During the year ended December 31, 2019 the CEO advanced the Company $38,808 and was repaid $2,590. As of December 31, 2020 and 2019, there were $85,225 and $94,846, respectively, due to, the Company’s CEO.

During the years ended December 31, 2020 and 2019, the Company issued 60,000 and 245,000 shares of common stock -class A to its officers and director for services rendered to the Company, respectively. The shares were valued at fair market value of $.10 on the grant date and recognized as compensation expense totaling $6,000 and $24,500, respectively.

During the year ended December 31, 2020, the Company recorded accrued CEO wages of $16,000 and expenses reimbursable to its CEO of $4,985, for total related party accruals of $20,985 at December 31, 2020. The common shares were subsequently issued on July 20, 2021.

Item 14. Principal Accounting Fees and Services.

During the fiscal years ended December 31, 2020 and 2019, we incurred $0 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal years ended December 31, 2020 and 2019. We were delinquent on our SEC filings during 2019 and 2020, and engaged our independent registered public accounting firm, Pinnacle Accountancy Group of Utah (a dba of the PCAOB-registered firm Heaton & Company, PLLC) on December 7, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Certificate of Amendment [1]
3.2	By-Laws of Internet Sciences Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s 8-K filed with the Commission on October 22, 2018.

[2] Incorporated by reference from the Company’s Form 10 filed with the Commission on January 24, 2018.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Internet Sciences Inc

Dated: August 13, 2021	By:	/s/ Lynda Chervil
Lynda Chervil
President and Director
Principal Executive Officer
Principal Financial Officer

