Form 10-Q
period 2021-03-31
INTERNET SCIENCES INC.
filed 2021-08-16
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

000-55513

Commission File Number

Internet Sciences Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-2775456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 Fifth Ave, 17th Floor, New York, NY	10175
(Address of principal executive offices)	(Zip Code)

 212-586-4141

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 16, 2021 we had 1,387,000 Class A shares; 18,800,000 Class B Shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$55,019	$54,970
Accounts payable and accrued liabilities – related party	20,985	20,985
Due to related party	86,572	85,225
Loans payable	881	881
Total Current Liabilities	163,457	162,061

Total Liabilities	163,457	162,061

Stockholders' Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock Class A, 81,200,000 shares designated, 1,051,000 shares issued and outstanding	1,051	1,051
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding	18,800	18,800
Additional paid-in capital	133,047	133,047
Accumulated deficit	(316,355)	(314,959)
Total stockholders’ deficit	(163,457)	(162,061)

Non-controlling interest	-	-
Total Stockholders' Deficit	(163,457)	(162,061)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenue	$-	$-

Operating Expenses:
General and administrative	1,394	3,097
Professional fees	-	1,285
Compensation	-	5,000
Total operating expenses	1,394	9,382

Operating Loss	(1,394)	(9,382)

Other income (expense)
Interest expense	(2)	-
Total other expense	(1,396)	-

Net loss before taxes	(1,396)	(9,382)

Income tax provision	-	-

Net Loss	$(1,396)	$(9,382)

Net loss attributable to:
Internet Sciences, Inc.	(1,396)	(9,382)
Non-controlling interest	-	-

Comprehensive Loss	$(1,396)	$(9,382)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	19,851,000	19,712,222

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance - December 31, 2019	865,000	$865	18,800,000	$18,800	$114,633	$(276,920)	$-	$(142,622)

Issuance of common shares for compensation, related party	50,000	50	-	-	4,950	-	-	5,000
Net loss	-	-	-	-	-	(9,382)	-	(9,382)
Balance - March 31, 2020	915,000	$915	18,800,000	$18,800	$119,583	$(286,302)	$-	$(147,004)
Balance - December 31, 2020	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(314,959)	$-	$(162,061)

Net loss	-	-	-	-	-	(1,396)	-	(1,396)
Balance - March 31, 2021	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(316,355)	$-	$(163,457)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,396)	$(9,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	5,000
Changes in current assets and liabilities:
Prepaid expenses	-	1,000
Accounts payable and accrued liabilities	49	(1,055)
Accounts payable and accrued liabilities – related party	-	4,044
Net cash used in operating activities	(1,347)	(393)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	1,347	962
Repayment to related party	-	(590)
Net cash provided by financing activities	1,347	372

Net change in cash for the period	-	(21)
Cash at beginning of period	-	21
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Internet Sciences Inc. (“ISI” or the “Company”) was originally incorporated as Luxury Trine Digital Media Group, Inc. (“Luxury Trine”) in the State of Delaware on May 20, 2016. Its consolidated Variable Interest Entity (“VIE”), Trine Digital Broadcasting Ltd., was incorporated in the United Kingdom on July 3, 2017.

On October 5, 2018, the Company changed its name to Internet Sciences Inc.., which is an early-stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including new-media technology; telecommunication and network carrier services; IoT-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

Based in New York, NY, ISI seeks to operate internationally with a global team known for its technological expertise, deep industry knowledge, world-class research and analytical capabilities, and innovative mindset.

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

The Company’s principal place of business is 521 Fifth Ave, 17th Floor, New York, NY 10175.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries:

		Ownership
	Country	Interest
Trine Digital Broadcasting Ltd (TDB)	United Kingdom	49%
Institute of Technology, Informatics & Computer Analytics LLC (IoTICA)	USA	100%
Analygence Limited (AL)	United Kingdom	100%

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the quarter ended March 31, 2021 due to the absence of operations in the UK subsidiaries.

In June 2020, AL was formed in UK as an extension of TICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the three months ended March 31, 2021. There were no assets and liabilities of TDB and AL as of March 31, 2021.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

 In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position and results of operations and cash flows as of and for the three months ended March 31, 2021 and 2020, have been made.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of March 31, 2021 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of March 31, 2021. The Company has not provided funding to the VIE to date, therefore, there have been no operations.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2021 and December 31, 2020, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Revenue Recognition

The Company has adopted the guidance of the FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and recognizes revenue from the sale of products and services following the five steps procedure:

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

Internet Sciences Inc. is registered in the State of Delaware and is subject to the tax laws of United States of America. The components of the Company’s deferred tax asset and reconciliation of income taxes are computed at the new statutory rate of 21%, and fully offset by a valuation allowance, as it is more likely than not that any benefits will not be realized in the future. The Company’s subsidiary operating in United Kingdom is subject to the United Kingdom Profits Tax at a standard income tax rate of 19% on the assessable income arising in United Kingdom during its tax year. For the three months ended March 31, 2021, operating activity of subsidiary was Nil.

The Company has not incurred any interest or penalties associated with any tax positions, and does not have any significant unrecognized tax positions as of March 31, 2021.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation,” which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the individual or entity is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of services received in exchange for an award based on the grant-date fair value of the award.

Net Loss per Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period, unless the result is anti-dilutive.

Net loss per share for each class of common stock is as follows:

	Quarter Ended
	March 31,
	2021	2020
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock -Class A	$(0.00)	$(0.01)
Common stock -Class B	$(0.00)	$(0.00)
Class A and B combined	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	1,051,000	912,222
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	19,851,000	19,712,222

For quarters ended March 31, 2021 and 2020, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2021, the Company had an accumulated deficit of $316,355, a stockholders’ deficit of $163,457 and a working capital deficiency of $163,457. For the quarter ended March 31, 2021, the Company had a net loss of $1,396 and cash used in operating activities of $1,347. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

On July 18, 2019, the Company executed a Business Development and Consulting Agreement for consulting and advisement on business development in regard to securing investors for the Company’s $20 million 506c offering and taking indication of interest for a $50 million S-1 IPO Stock Offering. The duration of the agreement is 36 months. During the year ended December 31, 2019, the Company issued 15,000 share of common stock class A, at $0.10 per share for $1,500 in services rendered with respect to this agreement. While no services were rendered during the quarter ended March 31, 2021, the contract has remained in full force and effect.

On August 26, 2020, the board of directors approved issuance of 6,000 class A shares of common stock for one year service effective July 22, 2020 to July 22, 2021 to one member of the Company’s advisory board of technology and technicians. During the year ended December 31, 2020, 3,000 shares of common stock for six months services vested at cash base price of $0.10. The remaining 3,000 vested on July 22, 2021.

NOTE 4 – ACCRUED COMPENSATION

During the quarter ended March 30, 2020 the Company issued 50,000 shares of common stock -class A for services to the former Chief Operating Officer at $0.10 fair market value for total expense of $5,000. There was no stock-based compensation during the quarter ended March 31, 2021.

During the year ended December 31, 2020, the Company recorded accrued wages totaling $16,000 owed to the Chief Executive Officer, who also serves as Chairman of the Board of Directors. On July 30, 2021, 160,000 shares of Class A common stock were issued at $0.10 per share in full satisfaction of the accrual. (See Note 8)

NOTE 5 – LOAN PAYABLE

On May 7, 2020, the Company received an $881 loan pursuant to the Paycheck Protection Program established under the Cares Act (the “PPP Loan”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments of $37.09 are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan contained events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven if used under program parameters for payroll, mortgage interest and rent expenses.

During April 2021, the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $887 was approved in full, and the Company had no further obligations related to the PPP Loan. (see Note 8)

As of March 31, 2021, the Company was obligated for the PPP loan with balance of $881 and accrued interest of $6.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2021 and 2020, the Company received advances from its CEO totaling $1,347 and $962, respectively, and made repayments of $0 and $590, respectively. As of March 31, 2021 and December 31, 2020, there was $86,572 and $85,225, respectively, owed to the Company’s CEO. These advances are due on demand and non-interest bearing.

NOTE 7 – EQUITY

The Company has authorized 100,000,000 shares of common stock, par value of $0.001 per share, with 81,200,000 shares of common stock -class A designated and 18,800,000 shares of common stock -class B designated. Each holder of common stock-class A and common stock-class B is entitled to one vote and three votes, respectively, for each such share outstanding in the holder’s name.

Common Stock- class A

As of March 31, 2021 and December 31, 2020, the Company had 1,051,000 shares of common stock-class A issued and outstanding with a par value of $0.001 per share.

During the first quarter of 2020, the Company issued 50,000 shares of common stock valued at $0.10 per share to its COO for $5,000 in services rendered. There were no issuances of class A stock during the first quarter of 2021.

Common Stock- class B

As of March 31, 2021 and December 31, 2020, the Company had 18,800,000 shares of common stock-class B issued and outstanding. There were no issuances of class B stock during the first quarter of 2021 or 2020.

NOTE 8 – SUBSEQUENT EVENTS

In  July and August, 2021 the Company issued 320,000 shares of Class A shares to its CEO and 16,000 shares to independent contractors for services rendered. The shares were valued at $0.10 per share.

In April 2021 the principal on the PPP Loan and was forgiven in full. The total amount of the loan forgiven was $881 principal and $6 in accrued interest.

Management has assessed subsequent events from March 31, 2021 through the date these financial statements were issued, and noted no additional items requiring disclosure.

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

Overview

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

The Company’s principal place of business is 521 Fifth Ave, 17th Floor, New York, NY 10175

Our Outlook

We are an early-stage company, as we have not commenced planned principal operations. Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital. We have generated minimal revenue from operations. The Company’s activities during this stage are subject to significant risks and uncertainties.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

The Company is considered to be an early stage company. There were no revenues generated during the three months ended March 31, 2021 and March 31, 2020.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended March 31, 2021 were $1,394, a decrease of $7,988, or approximately 85%, from total operating expenses and loss from operations for the comparable three months ended March 31, 2020 of $9,382. This decrease is primarily attributable to decreased selling, general and administrative expenses and stock compensation expense.

Other Income (Expense)

There was accrued interest expense of $2 for the three months ended March 31, 2021 and no other income or expense for the three months ended March 31, 2021 or 2020.

Net Loss

We reported a net loss of $1,396 for the three months ended March 31, 2021 as compared to a net loss of $9,382 for the three months ended March 31, 2020 due to the above factors.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2021 we had $0 cash. Our working capital deficit was $163,457 at March 31, 2021.

Accrued expenses and accounts payable were $55,019 and $54,970 as of March 31, 2021 and December 31, 2020, respectively. Accrued expenses and accounts payable for related party were $20,985 as of March 31, 2021 and December 31, 2020.

The Company is considered to be an early stage company and we had no sales during the three months ended March 31, 2021 or 2020. Thus net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2021. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2021 amounted to a negative $1,347 as compared to negative $393 for the three months ended March 31, 2020. The cash flow decrease for the three months ended March 31, 2021 was attributable to our net loss of $1,396 and an increase in accounts payable of $49. Conversely, the cash flow decrease for the three months ended March 31, 2020 was attributable to a net loss of $9,382, an increase in stock compensation of $5,000, increase in prepaid expenses of $1,000, increase of accounts payable and accrued liabilities for related parties of $4,044 netted by an increase in accounts payable and accrued liabilities of $1,055.

Financing activities

Net cash flows provided by financing activities were $1,347 and $372 for the three months ended March 31, 2021 and 2020, respectively. The cash flow for the three months ended March 31, 2021 was attributable to proceeds from related party of $1,347. Conversely, the cash flow for the three months ended March 31, 2020 was attributable to proceeds from related party of $962 netted by repayment to related party of $590.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include revenue recognition and accounting for stock based compensation, use of estimates, and income taxes.

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

Recent Accounting Pronouncements and Adoption of New Accounting Principles

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

None

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of March 31, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Internet Sciences Inc.

Date: August 16, 2021	By:	/s/ Lynda Chervil
Lynda Chervil
President, Chief Executive Officer (Principal Executive Officer) and Director

