Form 10-Q
period 2021-06-30
INTERNET SCIENCES INC.
filed 2021-08-19
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

000-55513

Commission File Number

Internet Sciences Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-2775456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 Fifth Ave, 17th Floor, New York, NY	10175
(Address of principal executive offices)	(Zip Code)

212-586 4141

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$55,010	$54,970
Accounts payable and accrued liabilities – related party	20,985	20,985
Due to related party	87,666	85,225
Loans payable	-	881
Total Current Liabilities	163,661	162,061

Total Liabilities	163,661	162,061

Stockholders' Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock Class A, 81,200,000 shares designated, 1,051,000 shares issued and outstanding	1,051	1,051
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding	18,800	18,800
Additional paid-in capital	133,047	133,047
Accumulated deficit	(316,559)	(314,959)
Total stockholders’ deficit	(163,661)	(162,061)

Non-controlling interest	-	-
Total Stockholders' Deficit	(163,661)	(162,061)

TOTAL Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	1,091	61	2,485	3,158
Professional fees	-	1,711	-	2,996
Compensation	-	-	-	5,000
Total operating expenses	1,091	1,772	2,485	11,154

Operating Loss	(1,091)	(1,772)	(2,485)	(11,154)

Other income (expense)
Other income	887	-	887	-
Interest expense	-	-	(2)	-
Total other income (expense)	887	-	885	-

Net loss before taxes	(204)	(1,772)	(1,600)	(11,154)

Income tax provision	-	-	-	-

Net Loss	$(204)	$(1,772)	(1,600)	(11,154)

Net loss attributable to:
Internet Sciences, Inc.	(204)	(1,772)	(1,600)	(11,154)
Non-controlling interest	-	-	-	-

Comprehensive Loss	$(204)	$(1,772)	$(1,600)	$(11,154)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	19,851,000	19,714,895	19,851,000	19,764,242

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders' Deficit

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance - December 31, 2019	865,000	$865	18,800,000	$18,800	$114,633	$(276,920)	$-	$(142,622)

Issuance of common shares for compensation, related party	50,000	50	-	-	4,950	-	-	5,000
Net loss	-	-	-	-	-	(9,382)	-	(9,382)
Balance - March 31, 2020	915,000	915	18,800,000	18,800	119,583	(286,302)	-	(147,004)

Issuance of common shares for cash	83,000	83	-	-	8,217	-	-	8,300
Net loss						(1,772)	-	(1,772)
Balance - June 30, 2020	998,000	$998	18,800,000	18,800	127,800	(288,074)	$-	$(140,476)
Balance - December 31, 2020	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(314,959)	$-	$(162,061)
Net loss	-	-	-	-	-	(1,396)	-	(1,396)
Balance – March 31, 2021	1,051,000	1,051	18,800,000	18,800	133,047	(316,355)	-	(163,457)
Net loss	-	-	-	-	-	(204)	-	(204)
Balance - June 30, 2021	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(316,559)	$-	$(163,661)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,600)	$(11,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	5,000
Forgiveness of PPP loan	(887)	-
Changes in current assets and liabilities:
Prepaid expenses	-	1,000
Accounts payable and accrued liabilities	46	15
Accounts payable and accrued liabilities – related party	-	4,544
Net cash used in operating activities	(2,441)	(595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	2,441	2,528
Proceeds from issuance of common stock	-	8,300
Repayment to related party	-	(3,040)
Proceeds from loans	-	881
Net cash provided by financing activities	2,441	8,669

Net change in cash for the period	-	8,074
Cash at beginning of period	-	21
Cash at end of period	$-	$8,095

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

On October 5, 2018, the Company changed its name to Internet Sciences Inc., which is an early-stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including new-media technology; telecommunication and network carrier services; IoT-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

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

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income/loss.  No foreign currency translation or transactions gains or losses were recognized during the six months ended June 30, 2021 due to the absence of operations in the UK subsidiaries.

In June 2020, AL was formed in UK as an extension of TICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the six months ended June 30, 2021. There were no assets and liabilities of TDB and AL as of June 30, 2021.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2021 and 2020, have been made.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of June 30, 2021 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of June 30, 2021. The Company has not provided funding to the VIE to date, therefore, there have been no operations.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2021 and December 31, 2020, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

The carrying amounts reported in the balance sheet for accounts payable, accrued expenses, and loans payable approximate their estimated fair market value based on the short-term maturity of these instruments.

Revenue Recognition

The Company follows the guidance of the FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and recognizes revenue from the sale of products and services following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue as it transfers control of promised services to its customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services.

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

ASC 740 related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

Net loss per share for each class of common stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock -Class A	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Common stock -Class B	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Class A and B combined	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	1,051,000	914,895	1,051,000	964,242
Class B common stock	18,800,000	18,800,000	18,800,000	18,800,000
Total weighted average shares outstanding	19,851,000	19,714,895	19,851,000	19,764,242

For six months ended June 30, 2021 and 2020, there were no potentially dilutive securities outstanding.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 6).

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2021, the Company had an accumulated deficit of $316,559, a stockholders’ deficit of $163,661 and a working capital deficiency of $163,661. For the six months ended June 30, 2021, the Company had a net loss of $1,600 and cash used in operating activities of $2,441. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the pandemic may result in a significant disruption of global financial markets, which may reduce the Company's ability to access capital or its customers’ ability to pay for past or future purchases, which could negatively affect the Company's liquidity.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

On July 18, 2019, the Company executed a Business Development and Consulting Agreement for consulting and advisement on business development in regard to securing investors for the Company’s $20 million 506c offering and taking indication of interest for a $50 million S-1 IPO Stock Offering. The duration of the agreement is 36 months. During the year ended December 31, 2019, the Company issued 15,000 share of common stock class A, at $0.10 per share for $1,500 in services rendered with respect to this agreement. While no services were rendered during the six months ended June 30, 2021, the contract has remained in full force and effect.

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

NOTE 4 – ACCRUED COMPENSATION

During the six months ended June 30, 2020 the Company issued 50,000 shares of common stock -class A for services to the former Chief Operating Officer at $0.10 fair market value for total expense of $5,000. There was no stock-based compensation during the six months ended June 30, 2020.

During the year ended December 31, 2020, the Company recorded accrued wages totaling $16,000 owed to the Chief Executive Officer, who also serves as Chairman of the Board of Directors. On July 30, 2021, 160,000 shares of Class A common stock were issued in satisfaction of the accrual. (See Note 8). Total accrual at June 30, 2021 and December 31, 2020 was $20,985.

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

During April 2021, the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $887 was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded the forgiven amount as a gain on forgiveness of debt.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021 and 2020, the Company received advances from its CEO totaling $2,441 and $2,528, respectively, and repaid $0 and $3,040, respectively. As of June 30, 2021 and December 31, 2020, there was $87,666 and $85,225, respectively, due to the Company’s CEO.

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

Common Stock- class A

As of June 30, 2021 and December 31, 2020, the Company had 1,051,000 shares of common stock-class A issued and outstanding with a par value of $0.001 per share.

During the six months ended June 30, 2020, the Company issued 50,000 shares of class A common stock to its CEO for $5,000 in services rendered, and 83,000 shares of class A common stock to independent investors for $8,300 in cash. The shares were valued at $0.10 per share.

There were no issuances of class A stock during the six months ended June 30, 2021.

Common Stock- class B

As of June 30, 2021 and December 31, 2020, the Company had 18,800,000 shares of common stock-class B issued and outstanding. There were no issuances of class B stock during the six months ended June 30, 2021.

NOTE 8 – SUBSEQUENT EVENTS

In July and August, 2021 the Company issued 320,000 shares of Class A shares to its CEO and 16,000 shares to independent contractors for services rendered. The shares were valued at $0.10 per share.

Management has assessed subsequent events from June 30, 2021 through the date the financial statements were issued, and noted no additional items requiring disclosure.

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

The Company’s principal place of business is 521 Fifth Ave, 17th Floor, New York, NY 10175

Our Outlook

We are an early-stage company since we have not commenced planned principal operations. Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital. We have generated minimal revenue from operations. The Company’s activities during this early stage are subject to significant risks and uncertainties.

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

Results of Operations

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Revenue

The Company is considered to be an early stage company. There were no revenues generated during the three and six months ended June 30, 2021 and June 30, 2020.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended June 30, 2021 were $204 a decrease of $1,568, or approximately 86%, from total operating expenses and loss from operations for the comparable three months ended June 30, 2020 of $1,772. This decrease is primarily attributable to decreased selling, general and administrative expenses and professional fees.

Total operating expenses and loss from operations for the six months ended June 30, 2021 were $1,600 a decrease of $9,554, or approximately 86%, from total operating expenses and loss from operations for the comparable six months ended June 30, 2020 of $11,154. This decrease is primarily attributable to decreased selling, general and administrative expenses, professional fees and compensation.

Other Income (Expense)

There was other income $885 for the three and six months ended June 30, 2021, primarily related to forgiveness of our PPP loan, and no other income or expense for the three and six months ended June 30, 2020.

Net Loss

We reported a net loss of $204 and $1,600 for the three and six months ended June 30, 2021, respectively, as compared to a net loss of $1,772 and $11,154 for the three and six months ended June 30, 2021 due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2021 we had a cash balance of $0. Our working capital deficit was $163,661 at June 30, 2021.

Accrued expenses and accounts payable were $55,010 and $54,970, respectively as of June 30, 2021 and December 31, 2020. Accrued expenses and accounts payable for related party were $20,985 and $20,985, respectively as of June 30, 2021 and December 31, 2020.

The Company is considered to be an early stage company and we had no sales during the six months ended June 30, 2021 and 2020. Thus net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2021. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2021 amounted to $2,441 and was attributable to our net loss of $1,600, an increase in accounts payable of $46, and forgiveness of PPP loan of $887.  Net cash flows used in operating activities for the six months ended June 30, 2020 amounted to $595 and was attributable to our net loss of $11,154, stock based compensation of $5,000, a decrease in prepaid expenses of $1,000, and increases in accounts payable and accrued liabilities of $15 and accounts payable and accrued liabilities – related party of $4,544.

Financing activities

Net cash flows provided by financing activities were $2,441 for the six months ended June 30, 2021, consisting of advances from our CEO. Net cash flows provided by financing activities were $8,669 for the six months ended June 30, 2020, consisting of advances from our CEO of $2,528, proceeds from issuance of common stock for $8,300, and PPP loan proceeds of $881, offset by repayments to our CEO of $3,040.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of June 30, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Internet Sciences Inc.

Date: August 19, 2021	By:	/s/ Lynda Chervil
Lynda Chervil
President, Chief Executive Officer (Principal Executive Officer) and Director

