Form 10-Q
period 2021-09-30
INTERNET SCIENCES INC.
filed 2021-11-22
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 22, 2021 we had 1,387,000 Class A shares; 18,800,000 Class B Shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$20	$-
Total Current Assets	20	-

Total Assets	$20	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$54,965	$54,970
Accounts payable and accrued liabilities – related party	4,985	20,985
Due to related party	102,187	85,225
Loans payable	-	881
Total Current Liabilities	162,137	162,061

Total Liabilities	162,137	162,061

Stockholders' Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock Class A, 81,200,000 shares designated, 1,378,000 and 1,051,000 shares issued and outstanding, respectively	1,387	1,051
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding	18,800	18,800
Additional paid-in capital	166,311	133,047
Accumulated deficit	(348,615)	(314,959)
Total stockholders’ deficit	(162,117)	(162,061)

Non-controlling interest	-	-
Total Stockholders' Deficit	(162,117)	(162,061)

TOTAL Liabilities and Stockholders' Deficit	$20	$-

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	801	8,121	3,285	11,279
Professional fees	13,655	810	13,655	3,806
Compensation	17,600	1,300	17,600	6,300
Total operating expenses	32,056	10,231	34,540	21,385

Operating Loss	(32,056)	(10,231)	(34,540)	(21,385)

Other income (expense)
Other income	-	-	886	-
Interest expense	-	-	(2)	-
Total other income (expense)	-	-	884	-

Net loss before taxes	(32,056)	(10,231)	(33,656)	(21,385)

Income tax provision	-	-	-	-

Net Loss	$(32,056)	$(10,231)	(33,656)	(21,385)

Net loss attributable to:
Internet Sciences, Inc.	(32,056)	(10,231)	(33,656)	(21,385)
Non-controlling interest	-	-	-	-

Comprehensive Loss	$(32,056)	$(10,231)	$(33,656)	$(21,385)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	19,910,445	19,754,730	19,910,663	19,851,000

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders' Deficit

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance - December 31, 2019	865,000	$865	18,800,000	$18,800	$114,633	$(276,920)	$-	$(142,622)

Issuance of common shares for compensation, related party	50,000	50	-	-	4,950	-	-	5,000
Net loss	-	-	-	-	-	(9,382)	-	(9,382)
Balance - March 31, 2020	915,000	915	18,800,000	18,800	119,583	(286,302)	-	(147,004)

Issuance of common shares for cash	83,000	83	-	-	8,217	-	-	8,300
Net loss						(1,772)	-	(1,772)
Balance - June 30, 2020	998,000	$998	18,800,000	18,800	127,800	(288,074)	$-	$(140,476)
Issuance of common shares for compensation, services	13,000	13	-	-	1,287	-	-	1,300
Issuance of common shares for cash	40,000	40	-	-	3,960	-	-	4,000
Net loss	-	-	-	-	-	(10,231)	-	(10,231)
Balance - September 30, 2020	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(298,305)	$-	$(145,407)

Balance – December 31, 2020	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(314,959)	$-	$(162,061)
Net loss	-	-	-	-	-	(1,396)	-	(1,396)
Balance – March 31, 2021	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(316,355)	$-	$(163,457)
Net loss	-	-	-	-	-	(204)	-	(204)
Balance - June 30, 2021	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(316,559)	$-	$(163,661)
Issuance of common shares for compensation, services	16,000	16	-	-	1,584	-	-	1,600
Issuance of common shares for repayment of related party accruals	160,000	160	-	-	15,840	-	-	16,000
Issuance of common shares for compensation, related party	160,000	160	-	-	15,840	-	-	16,000
Net loss	-	-	-	-	-	(32,056)	-	(32,056)
Balance - September 30, 2021	1,387,000	$1,387	18,800,000	$18,800	$166,311	$(348,615)	$-	$(162,117)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,656)	$(21,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	17,600	6,300
Forgiveness of PPP loan	(886)	-
Changes in current assets and liabilities:
Prepaid expenses	-	1,000
Security deposit	-	1,800
Accounts payable and accrued liabilities	-	5
Accounts payable and accrued liabilities – related party	-	4,444
Net cash used in operating activities	(16,942)	(7,836)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	16,962	4,034
Proceeds from issuance of common stock	-	12,300
Repayment to related party	-	(9,400)
Proceeds from loans	-	881
Net cash provided by financing activities	16,962	7,815

Net change in cash for the period	20	(21)
Cash at beginning of period	-	21
Cash at end of period	$20	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-Cash Investing and Financing Activity	$-	$-
Issuance of common shares for repayment of related party accruals	$16,000	$-

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

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income/loss.  No foreign currency translation or transactions gains or losses were recognized during the nine months ended September 30, 2021 due to the absence of operations in the UK subsidiaries.

In June 2020, AL was formed in UK as an extension of TICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the nine months ended September 30, 2021. There were no assets and liabilities of TDB and AL as of September 30, 2021.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2021 and 2020, have been made.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of September 30, 2021 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of September 30, 2021. The Company has not provided funding to the VIE to date, therefore, there have been no operations.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2021 and December 31, 2020, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Net loss per share for each class of common stock is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock -Class A	$(0.03)	$(0.01)	$(0.03)	$(0.02)
Common stock -Class B	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Class A and B combined	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	1,110,445	954,730	1,110,663	1,051,000
Class B common stock	18,800,000	18,800,000	18,800,000	18,800,000
Total weighted average shares outstanding	19,910,445	19,754,730	19,910,663	19,851,000

For nine months ended September 30, 2021 and 2020, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of September 30, 2021, the Company had an accumulated deficit of $348,615, a stockholders’ deficit of $162,117 and a working capital deficiency of $162,117. For the nine months ended September 30, 2021, the Company had a net loss of $33,656 and cash used in operating activities of $16,942. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

On July 18, 2019, the Company executed a Business Development and Consulting Agreement for consulting and advisement on business development in regard to securing investors for the Company’s $20 million 506c offering and taking indication of interest for a $50 million S-1 IPO Stock Offering. The duration of the agreement is 36 months. During the year ended December 31, 2019, the Company issued 15,000 share of common stock class A, at $0.10 per share for $1,500 in services rendered with respect to this agreement. While no services were rendered during the nine months ended September 30, 2021 or 2020, the contract has remained in full force and effect.

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

NOTE 4 – ACCRUED COMPENSATION

During the year ended December 31, 2020, the Company recorded accrued wages totaling $16,000 owed to the Chief Executive Officer, who also serves as Chairman of the Board of Directors. On July 30, 2021, 160,000 shares of Class A common stock were issued in satisfaction of the accrual. (see Note 8). Total accrual at September 30, 2021 and December 31, 2020 was $4,985 and $20,985, respectively.

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

During April 2021, the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling $886 was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded the forgiven amount as a gain on forgiveness of debt.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 and 2020, the Company received advances from its CEO totaling $16,962 and $4,034, respectively, and repaid $0 and $9,400, respectively. As of September 30, 2021 and December 31, 2020, there was $102,187 and $85,225, respectively, due to the Company’s CEO.

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

Common Stock- class A

As of September 30, 2021 and December 31, 2020, the Company had 1,387,000 and 1,051,000, respectively, shares of common stock-class A issued and outstanding with a par value of $0.001 per share.

During the nine months ended September 30, 2020, the Company issued 50,000 shares of class A common stock to its CEO for $5,000 in services rendered, 13,000 share of class A common stock to independent contractors for $1,300 in services rendered, and 123,000 shares of class A common stock to independent investors for $12,300 in cash. The shares were valued at $0.10 per share.

During the nine months ended September 30, 2021, the Company issued 160,000 shares of class A common stock to its CEO for $16,000 in services rendered, and additional 160,000 to the CEO for satisfaction of $16,000 in previously accrued compensation (see Note 4), and 16,000 shares of class A common stock to independent contractors for $1,600 in services rendered. The shares were valued at $0.10 per share.

Common Stock- class B

As of September 30, 2021 and December 31, 2020, the Company had 18,800,000 shares of common stock-class B issued and outstanding. There were no issuances of class B stock during the nine months ended September 30, 2021 or 2020.

NOTE 8 – SUBSEQUENT EVENTS

On September 8, 2021, the Board of Directors of the Company appointed Matthew Liotine to serve as Chief Technology Officer and Senior Managing Director of the Company.

On September 8, 2021, the majority shareholders of the Company elected John Malone and Mark T. Maybury to serve as members of the Board of Directors of the Company, effective immediately.

On September 8, 2021, the majority shareholders of the Company elected Willard C. McNitt, III to serve as member of the Board of Directors of the Company, effective September 20, 2021.

Management has assessed subsequent events from September 30, 2021 through the date the financial statements were issued, and noted no additional items requiring disclosure.

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

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

Revenue

The Company is considered to be an early stage company. There were no revenues generated during the three and nine months ended September 30, 2021 and September 30, 2020.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended September 30, 2021 were $32,056 an increase of $21,825, or approximately 213%, from total operating expenses and loss from operations for the comparable three months ended September 30, 2020 of $10,231. This increase is primarily attributable to increased compensation expenses and professional fees.

Total operating expenses and loss from operations for the nine months ended September 30, 2021 were $34,540 an increase of $13,155, or approximately 62%, from total operating expenses and loss from operations for the comparable nine months ended September 30, 2020 of $21,385. This increase is primarily attributable to increased compensation expenses and professional fees.

Other Income (Expense)

There was other income $886 for the nine months ended September 30, 2021, related to forgiveness of our PPP loan, and no other income or expense for the nine months ended September 30, 2020.

Net Loss

We reported a net loss of $32,056 and $33,656 for the three and nine months ended September 30, 2021, respectively, as compared to a net loss of $10,231 and $21,385 for the three and nine months ended September 30, 2021 due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2021 we had a cash balance of $20. Our working capital deficit was $162,117 at September 30, 2021.

Accrued expenses and accounts payable were $54,965 and $54,970, respectively as of September 30, 2021 and December 31, 2020. Accrued expenses and accounts payable for related party were $4,985 and $20,985, respectively as of September 30, 2021 and December 31, 2020.

The Company is considered to be an early stage company and we had no sales during the nine months ended September 30, 2021 and 2020. Thus net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2021. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2021 amounted to $16,942 and was attributable to our net loss of $33,656, stock based compensation of $17,600, and forgiveness of PPP loan of $886.  Net cash flows used in operating activities for the nine months ended September 30, 2020 amounted to $7,836 and was attributable to our net loss of $21,385, stock based compensation of $6,300, a decrease in prepaid expenses of $1,000, an increase in security deposits of $1,800, and increases in accounts payable and accrued liabilities of $4,449.

Financing activities

Net cash flows provided by financing activities were $16,962 for the nine months ended September 30, 2021, consisting of advances from our CEO. Net cash flows provided by financing activities were $7,815 for the nine months ended September 30, 2020, consisting of proceeds from related parties of $4,034, proceeds from issuance of common stock for $12,300, and PPP loan proceeds of $881, offset by repayments to our CEO of $9,400.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of September 30, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation as previously filed with the SEC on Form 10 on January 25, 2018
3.2	By-Laws Inc. as previously filed with the SEC on Form 10 on January 25, 2018
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Sciences Inc.

Date: November 22, 2021	By:	/s/ Lynda Chervil
Lynda Chervil
President, Chief Executive Officer (Principal Executive Officer) and Director

