Form 10-K
period 2021-12-31
INTERNET SCIENCES INC.
filed 2022-03-31
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 10, 2022, 1,404,000 Class A common shares and 18,800,000 Class B common shares are Issued and Outstanding. There is no market for common equity of the registrant.

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

How We Create Value for Clients

Our top priorities are to manage and deliver products and services of acquired companies while concurrently extending our current product and service offerings to meet clients’ needs. Our core value proposition is designed to offer:

∙	Convenience – Our goal will be to provide a comprehensive offering of products and services to meet all of the information and communications technology needs of our clients. We will provide semi-annual proposals with a list of recommendations to be implemented within ISI’s family of companies.

∙	Cost Effectiveness – Since ISI will use bundle pricing for its products and services, clients will benefit from our ability to provide lower prices in a bundle than purchasing individual stand-alone products or services.

Our Broad Inventory of the Existing Products and Services of the Acquisition Targets:

Broadband Telecom and Voice Services

∙	Gigabit WAN connectivity via wireless and wired leased lines.
∙	Structured cabling design and installation
∙	Digital Signage and IPTV solutions

Wired and Wireless Surveys

∙	SME & enterprise network design
∙	Network installation and build
∙	Cloud hosting and virtualization
∙	Systems integration
∙	Software development
∙	Consultancy

Onsite Infrastructure Support

∙	Network management
∙	Service management
∙	Onsite network support

Data Centers and Co-location Services

∙	Hybrid co-locations
∙	Hyperscale
∙	Cloud solutions
∙	Managed services
∙	Connectivity

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

We intend to target acquisitions in digital telecommunication that are Tier 2 network providers, furthering opportunities with services delivered over guaranteed access networks, increasing security, quality and speed:

∙	By migrating future clients who might use legacy technology to more efficient technology, this migration will significantly increase rental margins.

∙	By marketing internet hosted telephone platforms to satisfy demand in the global marketplace for telephone systems and services “in the cloud”.

∙	By integrating existing installations into multimedia contact center environment.

∙	By capitalizing on general transposition of IT services not “in the cloud”, requiring the faster, more robust

∙	internet connectivity that some of the acquisition targets are primed to provide.

∙	By integrating voice services with multimedia contact center applications.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our common stock is not listed on a public exchange, we to apply for quotation on the Over-the-Counter Bulletin Board (OTCBB) and OTC Markets to list and trade our stock, then up list to NASDQ Capital Markets with an IPO. In order to be quoted on the OTCBB and OTC Markets, a market maker must file an application on our behalf in order to make a market for our common stock. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, who, generally speaking, must approve the first quotation of a security by a market maker on the OTCBB or OTC Markets, nor can there be any assurance that such an application for quotation will be approved.

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

During the year ended December 31, 2021, we generated a cash flow of $4,005 as compared to a cash flow of $0 for the year ended December 31, 2020. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. We are in the process of seeking additional equity financing in the form of private placements and in raising funds from registered securities to fund our intended business operations.

Management believes that if subsequent private placements are successful or we are successful in raising funds from registered securities, we will generate sales revenue within twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Results of Operations

At December 31, 2021, the Company was not engaged in continued business and has been primarily involved in early stage activities. Due to a lack of funding, we have not implemented our Plan of Operations.

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. We had $0 in revenue for the fiscal years ended December 31, 2021 and 2020.

Total operating expenses for the year ended December 31, 2021 were $54,535 as compared to total operating expenses for the year ended December 31, 2020 of $39,033. We had $887 in other income for the year ended December 31, 2021, and $994 in the prior year, resulting in a net loss for years ended December 31, 2021 and 2020 of $53,648 and $38,039, respectively. The net loss for the year ended December 31, 2021 is a result of General and Administrative expense of $7,910, Professional Fees of $29,025, Compensation of $17,600, and Other income of $887. Conversely, the net loss for the year ended December 31, 2020 resulted from General and Administrative expense of $11,937, Professional Fees of $4,796, Compensation of $22,300, and Other income of $994. The increase in expenses in 2021 as compared to 2020 is primarily due to additional legal and professional fees incurred in conjunction with our efforts to become publicly listed.

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

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a VIE as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of December 31, 2021 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of December 31, 2021.

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

Through its planned acquisitions in the United States and the United Kingdom, the Company expects to reach a broad base of existing clients across Continental Europe, principally in the United Kingdom, Belgium, the Netherlands and Luxemburg. While ISI’s primary activities in the United Kingdom will focus on delivering managed high performance WIFI networks, managed ITC solutions, its US operations will sharply focus data centers and co-location services, internet exchange services and organic growth by launching new business segments that design commercial intelligent software applications in Business Analytics and Business Intelligence , scalable cloud based platforms that deliver enterprise solutions as Platform-as -a -Service (PaaS) and infrastructure solutions as Infrastructure-as-a service (IaaS).

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

∙	UK compound annual growth rate to outpace global over the forecast period

∙	Total UK advertising spend to grow at 7% p.a. over the next 5 years as it recovers from the pandemic disruption

∙	Total UK consumer spending on Entertainment & Media to grow at 5% p.a. over the next 5 years, driven by continued digital downloads, access and consumption

∙	PwC forecasts growth will rebound 9% this year and over the forecast period at a compound annual growth rate (CAGR) of 5% outpacing the expected growth in E&M revenues at a global level.

∙	By 2025, the UK’s E&M sector is expected to be worth £88bn with only the US, China and Japan worth more globally.

∙	Latest forecasts support optimism about augmented reality (AR) and virtual reality (VR) growing to a value of more than $44.7 billion worldwide by 2024.

∙	By 2025, the UK’s E&M sector is expected to be worth £88bn with only the US, China and Japan worth more globally.

∙	The UK is a key driver for these sectors within Europe, which is forecast to hold a 25% share of the global market behind only the US and the Asia-Pacific region.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 6117)

To the Board of Directors and Stockholders

Internet Sciences Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Internet Sciences Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 31, 2022

Internet Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$4,005	-
Total Current Assets	4,005	-

Total Assets	$4,005	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$69,658	$54,970
Accounts payable and accrued liabilities – related party	4,985	20,985
Due to related party	107,471	85,225
Loan payable	-	881
Total Current Liabilities	182,114	162,061

Total Liabilities	182,114	162,061

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock Class A, 81,200,000 shares designated,
1,403,000 shares and 1,051,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	1,403	1,051
Common Stock Class B, 18,800,000 shares designated,
18,800,000 shares issued and outstanding	18,800	18,800
Additional paid-in capital	170,295	133,047
Accumulated deficit	(368,607)	(314,959)
Total stockholders’ deficit	(178,109)	(162,061)

Non-controlling interest	-	-
Total Stockholders’ Deficit	(178,109)	(162,061)

Total Liabilities and Stockholders’ Deficit	$4,005	$-

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2021	2020

Revenue	$-	$-

Operating Expenses:
General and administrative	7,910	11,937
Professional fees	29,025	4,796
Compensation	17,600	22,300
Total operating expenses	54,535	39,033

Operating Loss	(54,535)	(39,033)

Other income (expense)
Other income	887	1,000
Other expense	-	(6)
Total other expense	887	994

Net loss before taxes	(53,648)	(38,039)

Income tax benefit	-	-

Net Loss	$(53,648)	$(38,039)

Net loss attributable to:
Internet Sciences, Inc.	(53,648)	(38,039)
Non-controlling interest	-	-

Comprehensive Loss	$(53,648)	$(38,039)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	19,980,359	19,778,584

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance - December 31, 2019	865,000	$865	18,800,000	$18,800	$114,633	$(276,920)	$-	$(142,622)

Issuance of common shares for compensation-services	3,000	3	-	-	297	-	-	300
Issuance of common shares for compensation-services, related party	60,000	60	-	-	5,940	-	-	6,000
Issuance of common shares for cash at $0.10 per share	123,000	123	-		12,177			12,300
Net loss	-	-	-	-	-	(38,039)	-	(38,039)
Balance - December 31, 2020	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(314,959)	$-	$(162,061)
Issuance of common shares for compensation-services	16,000	16	-	-	1,584	-	-	1,600
Issuance of common shares for compensation-directors	320,000	320	-	-	31,680	-	-	32,000
Issuance of common shares for cash at $0.25 per share	16,000	16	-	-	3,984	-	-	4,000
Net loss	-	-	-	-	-	(53,648)	-	(53,648)
Balance - December 31, 2021	1,403,000	$1,403	18,800,000	$18,800	$170,295	$(368,607)	$-	$(178,109)

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,648)	$(38,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	17,600	6,300
Forgiveness of PPP loan	(887)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,000
Security deposit	-	1,800
Accounts payable and accrued liabilities	14,694	4,373
Accounts payable and accrued liabilities – related party	-	20,985
Net cash used in operating activities	(22,241)	(3,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	22,246	2,822
Proceeds from issuance of common stock	4,000	12,300
Repayment to related party	-	(12,443)
Proceeds from loan payable	-	881
Net cash provided by financing activities	26,246	3,560

Net change in cash for the period	4,005	(21)
Cash at beginning of period	-	21
Cash at end of period	$4,005	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-Cash Investing and Financing Activity
Issuance of common shares for repayment of related party accruals	$16,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in other income (expense), while translation gains (losses) are reported as other comprehensive income (loss). No foreign currency translation or transactions gains or losses were recognized during the years ended December 31, 2021 or 2020 due to the absence of operations in the UK subsidiaries.

In June 2020, AL was formed in UK as an extension of TICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL in 2021. There were no assets and liabilities of TDB and AL as of December 31, 2021 and 2020.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Variable Interest Entities

The Company holds a 49% noncontrolling interest in Trine Digital Broadcasting Ltd (TDB) as it is solely a party of interest in providing funding to TDB broadcasting projects. Ownership of the intellectual property assets are to remain with TDB. TDB is deemed to be a variable interest entity (“VIE”) as defined in ASC 810-10-25-38, “Consolidation of Variable Interest Entities” (ASC 810). ASC 810 requires a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of December 31, 2021 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of December 31, 2021. The Company has not provided funding to TDB to date, therefore, there have been no operations.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are each insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021, and December 31, 2020, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Revenue Recognition

The Company follows ASC 606, “Revenue from Contracts with Customers” and plans to recognize revenue from the sale of products and services following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company will recognize revenue as it transfers control of promised services to its customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company is in its early stage and had no revenues during years ended December 31, 2021 and 2020.

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

For the years ended December 31, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2021 and 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2021 and 2020.

Net loss per share for each class of common stock is as flows:

	Year Ended
	December 31,
	2021	2020
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock - Class A	$(0.05)	$(0.04)
Common stock - Class B	$(0.00)	$(0.00)
Total of Class A and Class B	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	1,180,359	978,584
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	19,980,359	19,778,584

For years ended December 31, 2021 and 2020, there were no potentially dilutive securities outstanding.

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

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of December 31, 2021, the Company had an accumulated deficit of $368,607, a stockholders’ deficit of $178,109 and a working capital deficiency of $178,109. For the year ended December 31, 2021, the Company had a net loss of $53,648 and cash used in operating activities of $22,241. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5 - LOAN PAYABLE

On May 7, 2020, the Company received an $881 loan pursuant to the Paycheck Protection Program established under the Cares Act (the “PPP Loan”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Loan contained events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven if used under program parameters for payroll, mortgage interest and rent expenses. In April 2021, the original principal amount of $881, together with accrued interest of $6 were forgiven. This amount was recorded as Other Income.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2021 and 2020, the Company’s CEO advanced $22,246 and $2,822 , respectively, short term, non-interest-bearing loans to the Company and was repaid $0 and $12,443, respectively. As of December 31, 2021 and 2020, there were $107,471 and $85,225, respectively, due to, the Company’s CEO.

During the years ended December 31, 2021 and 2020, the Company issued 160,000 and 60,000 shares of common stock -class A to its officers and a director for services rendered to the Company, respectively. The shares were valued at fair market value of $.10 on the grant date and recognized as compensation expense totaling $16,000 and $6,000, respectively.

During the year ended December 31, 2021, the Company issued 160,000 shares of Class A common stock to its CEO at $0.10 per share fair market value to settle $16,000 in accrued officer wages.

During the year ended December 31, 2020, the Company recorded accrued expenses reimbursable to its CEO of $4,985, which remains outstanding at December 31, 2021.

NOTE 7 - INCOME TAXES

For the years ended December 31, 2021 and 2020, the local (“United States of America”) and foreign components (“United Kingdom”) of loss before income taxes were comprised of the following:

	For the Year Ended
	December 31,
	2021	2020
Tax jurisdiction from:
- Local	$(53,648)	$(38,039)
- Foreign	-	-
Loss before income taxes	$(53,648)	$(38,039)

United States of America

Internet Sciences Inc. is registered in the State of Delaware and is subject to the tax laws of United States of America. The components of the Company’s deferred tax asset and reconciliation of income taxes are computed at the new statutory rate of 21% to the income tax amount recorded as of December 31, 2021 and December 31, 2020.

As of December 31, 2021, the operations in the United States of America had incurred $368,607 of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039 if unutilized. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code.

The Company has provided for a full valuation allowance against the deferred tax assets of $77,407 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

United Kingdom

The Company’s subsidiary operating in United Kingdom are subject to the United Kingdom Profits Tax at a standard income tax rate of 19% on the assessable income arising in United Kingdom during its tax year. During the years ended December 31, 2021 and 2020, the operating activity of subsidiary was $0.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Net Operating Loss carryforward
United States	$77,407	$66,141
United Kingdom	-	-
Total	77,407	66,141
Less: Valuation allowance	(77,407)	(66,141)
Net deferred tax asset	$-	$-

The following table sets forth a reconciliation of the Company’s income tax provision (benefit) to the statutory U.S. federal tax amount for the years ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

Income tax expense (benefit) at statutory rate	$11,266	$7,988
Change in valuation allowance	(11,266)	(7,988)
Income tax expense per books	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $77,407 as of December 31, 2021. During the years ended December 31, 2021 and 2020, the valuation allowance increased by $11,266 and $7,988, respectively, primarily relating to net operating loss carryforwards from the local tax regime.

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

Common Stock- class A

During the years ended December 31, 2021 and 2020, the Company issued at total of 160,000 and 60,000 shares of common stock -class A to the former Chief Operating Officer, Chief Executive Officer, and directors for services rendered, at $0.10 fair market value, for total expense of $16,000 and $6,000 respectively.

During the year ended December 31, 2021, the Company issued 160,000 shares of Class A common stock to its CEO at $0.10 per share fair market value to settle $16,000 in accrued officer wages.

During the years ended December 31, 2021 and 2020, the Company issued 16,000 and 3,000 shares of common stock -class A to a third party for services rendered at fair value of $0.10 per share for total expense of $1,600 and $300, respectively.

During the year ended December 31, 2021, the Company issued 16,000 shares of common stock -class A to independent investors at $0.25 per share for cash of $4,000. During the year ended December 31, 2020, the Company issued 123,000 shares of common stock -class A to independent investors at $0.10 per share for cash of $12,300.

As of December 31, 2021 and 2020, the Company had 1,403,000 and 1,051,000 shares of common stock-class A issued and outstanding, respectively.

Common Stock- class B

As of December 31, 2021 and 2020, the Company had 18,800,000 shares of common stock-class B issued and outstanding. There were no issuances of class B during 2021 or 2020.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated events occurring from December 31, 2021 through the date these financial statements were issued and noted no items requiring disclosure.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions;

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2021 , management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of December 31, 2021 .

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future periods.

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

The name, address, age and position of our present officers and directors is set forth below:

Name	Age	Position(s)
Lynda Chervil	51[1]	Chief Executive Officer, President, Director
Christopher Morris	37[2]	Chief Financial Officer

________

1 The person named above held this office from May 20, 2016 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

2 The person named above held this office from December 2, 2021 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Lynda Chervil – Chairman/President/CEO/Treasurer/Secretary

Lynda Chervil is our Chief Executive Officer and Chairperson of the Board of Directors. She graduated from New York University with a Master of Science in Integrated Marketing Communications and has held many roles in new business sales development, executive leadership, sales management, marketing strategy development, deployment and implementation. Prior to venturing into entrepreneurial pursuits, Ms. Chervil led and managed a consumer and commercial bank market of $1.1 billion at Wells Fargo Bank for five years with full P/L accountability. She is both a Fellow of the Institute of Consulting and Chartered Management Institute in the United Kingdom and a recipient of Level 7 Award in Professional Consulting conferred by both the Institute of Consulting and the Chartered Management Institute for writing a disquisition on Strategy Consulting.

Christopher Morris – Chief Financial Officer

Christopher Morris is our Chief Financial Officer and Senior Managing Director of the Corporation. He graduated from the University of Richmond with dual degrees in Accounting and Finance and has experience serving as accounting and finance advisor for multi-billion-dollar businesses in the private equity, hedge, and utilities sectors with PricewaterhouseCoopers, SS&C Technologies, and in private practice. He is a Certified Public Accountant in the United States and a member of the American Institute of Certified Public Accountants.

Significant Employees

The Company does not, at present, have any employees other than the current officers. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers.

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

Item 11. Executive Compensation.

During the years ended December 31, 2021 and 2020, the Company issued 160,000 and 60,000 shares of common stock -class A for services to the former Chief Operating Officer and Chief Executive Officer/Chairman of Board of Directors at $0.10 fair market value for total expense of $16,000 and $ 6,000, respectively.

During the year ended December 31, 2021, 160,000 shares of Class A common stock were issued in satisfaction of the accrued related party compensation of $16,000.

Ms. Chervil’s address is 521 Fifth Avenue Ave, 17th Floor, New York, New York 10175.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2021 and 2020.

	STOCK AWARDS
Name and Principal Position	Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lynda Chervil	2020	-	-	-	-
President, Chief Executive Officer, and Chairman of Board of Directors	2021	-	-	-	-

Richard Marriott	2020	-	-	-	-
Chief Operating Officer (Former)	2021	-	-	-	-

Christopher Morris	2020	-	-	-	-
Chief Financial Officer	2021	-	-	-	-

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the periods ending December 31, 2021 and 2020.:

DIRECTOR COMPENSATION
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dino Michetti	2021	-	-		-	-	-	-
	2020	-	1,000	-	-	-	-	1,000
Richard Marriott	2020	-	5,000	-	-	-	-	5,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 1,403,000 shares of Class A common stock and 18,800,000 Class B common stock issued and outstanding as of December 31, 2021.

	Name and	Nature of
	Address	Amount and
	Beneficial	Beneficial	Percent of
Title of Class	Owner[2]	Owner	Class

Class A Common Stock	Lynda Chervil[1]	870,000	61.96%
Class B Common Stock	Lynda Chervil	18,800,000	100%
Class A Common Stock	All Officers & Directors	940,000	66.95%
Class B Common Stock	All Officers & Directors	18,800,000	100%

[1]	The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Ms. Chervil is the only “promoter” of our company.
[2]	Beneficial ownership is determined in accordance with the Rule 13d3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2021 the Company’s Chief Executive Officer advanced $22,246 short term, non-interest-bearing loans to the Company. During the year ended December 31, 2019 the CEO advanced the Company $2,822 and was repaid $12,433. As of December 31, 2021 and 2020, there were $107,471 and $85,225, respectively, due to the Company’s CEO.

During the years ended December 31, 2021 and 2020, the Company issued 160,000 and 60,000 shares of common stock -class A to its officers and director for services rendered to the Company, respectively. The shares were valued at fair market value of $.10 on the grant date and recognized as compensation expense totaling $16,000 and $6,000, respectively.

During the year ended December 31, 2020 , the Company recorded expenses reimbursable to its CEO of $4,985 and accrued CEO wages of $16,000 , for total related party accruals of $20,985. The Company issued 160,000 shares of common stock -class A to the CEO at fair market value of $.10 during the year ended December 31, 2021 in satisfaction of the accrued wages of $16,000.

Item 14. Principal Accounting Fees and Services.

During the fiscal years ended December 31, 2020 and 2019, we incurred $6,500 and $0, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal years ended December 31, 2020 and 2019. We were delinquent on our SEC filings during 2019 and 2020, and engaged our independent registered public accounting firm, Pinnacle Accountancy Group of Utah (a dba of the PCAOB-registered firm Heaton & Company, PLLC) on December 7, 2020.

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

Internet Sciences Inc

Dated: March 31, 2022	By:	/s/ Lynda Chervil
Lynda Chervil
President and Director
Principal Executive Officer
Principal Financial Officer

