Form 10-Q
period 2022-03-31
INTERNET SCIENCES INC.
filed 2022-05-24
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 23, 2022 we had 1,445,000 Class A shares; 18,800,000 Class B Shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$556	$4,005
Total Current Assets	556	4,005

Total Assets	$556	$4,005

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$70,309	$69,658
Accounts payable and accrued liabilities – related party	4,985	4,985
Due to related party	108,026	107,471
Total Current Liabilities	183,320	182,114

Total Liabilities	183,320	182,114

Stockholders' Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock Class A, 81,200,000 shares designated, 1,445,000 and 1,403,000 shares issued and outstanding, respectively	1,445	1,403
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding	18,800	18,800
Additional paid-in capital	180,753	170,295
Accumulated deficit	(383,762)	(368,607)
Total stockholders’ deficit	(182,764)	(178,109)

Non-controlling interest	-	-
Total Stockholders' Deficit	(182,764)	(178,109)

TOTAL Liabilities and Stockholders' Deficit	$556	$4,005

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Revenue	$-	$-

Operating Expenses:
General and administrative	2,620	1,394
Professional fees	4,035	-
Compensation	8,500	-
Total operating expenses	15,155	1,394

Operating Loss	(15,155)	(1,394)

Other income (expense)
Interest expense	-	(2)
Total other income (expense)	-	(2)

Net loss before taxes	(15,155)	(1,396)

Income tax provision	-	-

Net Loss	$(15,155)	$(1,396)

Net loss attributable to:
Internet Sciences, Inc.	(15,155)	(1,396)
Non-controlling interest	-	-

Comprehensive Loss	$(15,155)	$(1,396)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	20,241,000	19,851,000

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders' Deficit

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(314,959)	$(162,061)
Net loss						(1,396)	(1,396)
Balance at March 31, 2021	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(316,355)	$(163,457)

Balance at December 31, 2021	1,403,000	$1,403	18,800,000	$18,800	$170,295	$(368,607)	$(178,109)

Issuance of shares for compensation - services	19,000	19	-	-	4,731		4,750
							-
Issuance of common shares for services - directors	15,000	15	-	-	3,735		3,750

Issuance of common shares at $0.25 for cash	8,000	8	-	-	1,992		2,000

			-
Net loss		-		-	-	(15,155)	(15,155)

Balance at March 31, 2022	1,445,000	$1,445	18,800,000	$18,800	$180,753	$(383,762)	$(182,764)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,155)	$(1,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,500	-
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	651	49
Net cash used in operating activities	(6,004)	(1,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,000	-
Proceeds from related party	555	1,347
Net cash provided by financing activities	2,555	1,347

Net change in cash for the period	(3,449)	-
Cash at beginning of period	4,005	-
Cash at end of period	$556	$-

SUPPLEMENTAL CASH FLOW INFORMATION:	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2021
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

The Company’s principal place of business is 521 Fifth Ave, 17th Floor, New York, NY 10175.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries:

		Ownership
	Country	Interest
Trine Digital Broadcasting Ltd (TDB)	United Kingdom	49%
Institute of Technology, Informatics &Computer Analytics LLC (IoTICA)	USA	100%
Analygence Limited (AL)	United Kingdom	100%

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the three months ended March 31, 2022 or 2021 due to the absence of operations in the UK subsidiaries.

In June 2020, AL was formed in UK as an extension of TICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the three months ended March 31, 2022. There were no assets and liabilities of TDB and AL as of March 31, 2022.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ended December 31, 2022.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position, results of operations, and cash flows as of and for the months ended March 31, 2022 and 2021, have been made.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of March 31, 2022 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of March 31, 2022. The Company has not provided funding to the VIE to date, therefore, there have been no operations.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2022 and December 31, 2021, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

The carrying amounts reported in the balance sheet for accounts payable, accrued expenses, and amounts payable to related party approximate their estimated fair market value based on the short-term maturity of these instruments.

Revenue Recognition

The Company plans to follow the guidance of the FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and will recognize revenue from the sale of products and services following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company plans to recognize revenue as it transfers control of promised services to its customers. The amount of revenue recognized will reflect the consideration to which the Company expects to be entitled in exchange for these services.

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

Net Loss per Share

ASC 260 “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period, unless the result is anti-dilutive.

Net loss per share for each class of common stock is as follows:

	Three Months Ended
	March 31,
	2022	2021
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock -Class A	$0.00)	$(0.00)
Common stock -Class B	$(0.00)	$(0.00)
Class A and B combined	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	1,441,000	1,051,000
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	20,241,000	19,851,000

For the three months ended March 31, 2022 and 2021, there were no potentially dilutive securities outstanding.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2022, the Company had an accumulated deficit of $383,762, and a working capital deficiency of $182,764. For the three months ended March 31, 2022, the Company had a net loss of $15,155 and cash used in operating activities of $6,004. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

On July 18, 2019, the Company executed a Business Development and Consulting Agreement for consulting and advisement on business development in regard to securing investors for the Company’s $20 million 506c offering and taking indication of interest for a $50 million S-1 IPO Stock Offering. The duration of the agreement is 36 months. During the year ended December 31, 2019, the Company issued 15,000 share of common stock class A, at $0.10 per share for $1,500 in services rendered with respect to this agreement. While no services were rendered during the three months ended March 31, 2022 and 2021, the contract has remained in full force and effect.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022 and 2021, the Company received advances from its CEO totaling $555 and $1,347, respectively. As of March 31, 2022 and December 31, 2021, there was $108,026 and $107,471, respectively, due to the Company’s CEO.

At March 31, 2022 and 2021, the Company also owed $4,985 in accrued compensation to its CEO.

NOTE 5 – EQUITY

The Company has authorized 100,000,000 shares of common stock, par value of $0.001 per share, with 81,200,000 shares of common stock - class A designated and 18,800,000 shares of common stock - class B designated. Each holder of common stock-class A and common stock-class B is entitled to one vote and three votes, respectively, for each such share outstanding in the holder’s name.

Common Stock - Class A

As of March 31, 2022 and December 31, 2021, the Company had 1,445,000 and 1,403,000, respectively, shares of common stock-class A issued and outstanding with a par value of $0.001 per share.

During the three months ended March 31, 2022, the Company issued 19,000 shares of class A common stock to its executives for $4,750 for services rendered, and additional 15,000 to the members of the board of directors for services performed in the amount of $3,750, and issued 8,000 shares of class A common in exchange for cash in the amount of $2,000. All shares issued during the three months ended March 31, 2022 were issued at a rate of $0.25 per share, and there were no issuances of class A common stock during the three months ended March 31, 2021.

Common Stock - Class B

As of March 31, 2022 and December 31, 2021, the Company had 18,800,000 shares of common stock-class B issued and outstanding with a par value of $0.001 per share. There were no issuances of class B common stock during the three months ended March 31, 2022 or 2021.

NOTE 6 – SUBSEQUENT EVENTS

Management has assessed subsequent events from March 31, 2022 through the date the financial statements were issued, and noted no additional items requiring disclosure.

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

The consolidated financial statements include the following subsidiaries:

		Ownership
	Country	Interest
Trine Digital Broadcasting Ltd (TDB)	United Kingdom	49%
Institute of Technology, Informatics &Computer Analytics LLC (IoTICA)	USA	100%
Analygence Limited (AL)	United Kingdom	100%

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

Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Revenue

The Company is considered to be an early stage company. There were no revenues generated during the three months ended March 31, 2022 and 2021.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended March 31, 2022 were $15,155, an increase of $13,761 or approximately 987%, from total operating expenses and loss from operations for the comparable three months ended March 31, 2021 of $1,394. This increase is primarily attributable to increased compensation expenses and professional fees.

Other Income (Expense)

There was other expense of $2 for the three months ended March 31, 2022, and no other income or expense for the three months ended March 31, 2021.

Net Loss

We reported a net loss of $15,155 and $1,396 for the three months ended March 31, 2022 and 2021, respectively, due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2022, we had a cash balance of $556. Our working capital deficit was $182,764 at March 31, 2022.

Accrued expenses and accounts payable were $70,309 and $69,658 as of March 31, 2022 and December 31, 2021, respectively. Accrued expenses and accounts payable for related party were $4,985 as of both March 31, 2022 and December 31, 2021. We also owed $108,026 and $107,471 at March 31, 2022 and December 31, 2021, respectively, to our CEO for cash advances or payments of expenses in the Company's behalf.

The Company is considered to be an early stage company and we had no sales during the three months ended March 31, 2022 and 2021. Thus net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2022. Therefore our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating activities

Net cash flows used in operating activities for the three months ended March 31, 2022 amounted to $6,004 and was attributable to our net loss of $15,155, stock based compensation of $8,500, and an increase in accounts payable and accrued liabilities of $651. Net cash flows used in operating activities for the three months ended March 31, 2021 amounted to $1,347 and was attributable to our net loss of $1,396 and a decrease in accounts payable and accrued liabilities of $49.

Financing activities

Net cash flows provided by financing activities were $2,555 for the three months ended March 31, 2022 consisting of an issuance of 8,000 shares of Class A common stock at a price of $0.25 per share and advances from our CEO of $555. Net cash flows provided by financing activities for the three months ended March 31, 2021 were $1,347, consisting of advances from our CEO.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of March 31, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended March 31, 2022, the Company sold 8,000 shares of Class A common stock at $0.25 per share for $2,000 to be used for operating expenses.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation as previously filed with the SEC on Form 10 on January 25, 2018
3.2	By-Laws Inc. as previously filed with the SEC on Form 10 on January 25, 2018
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Sciences Inc.

Date: May 23, 2022	By:	/s/ Lynda Chervil
Lynda Chervil
President, Chief Executive Officer (Principal Executive Officer) and Director

