Form 10-Q/A
period 2022-03-31
INTERNET SCIENCES INC.
filed 2022-05-25
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-Q (the “Amendment”) amends the Quarterly Report of Internet Sciences Inc. on Form 10-Q for the three months ended March 31, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2022, and is being filed to make clarifying amendments that, in the aggregate, are not material, to the financial statements and the notes thereto. No changes to Item 1. Financial Statements were made. This Amendment includes XBRL and new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the original Form 10-Q.

2

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

Consolidated Statements of Operations

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

At March 31, 2022 and December 31, 2021, the Company also owed $4,985 in accrued compensation to its CEO.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

This section of the Form 10-Q/A includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Internet Sciences Inc.

Date: May 24, 2022	By:	/s/ Lynda Chervil
Lynda Chervil
President and Chief Executive Officer (Principal Executive Officer)

