Form 10-Q
period 2022-06-30
INTERNET SCIENCES INC.
filed 2022-08-22
CIK 1720286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2022 we had 1,521,050 Class A shares; 18,800,000 Class B Shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$15	$4,005
Total Current Assets	15	4,005

Total Assets	$15	$4,005

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$75,502	$69,658
Accounts payable and accrued liabilities – related party	4,985	4,985
Due to related party	109,497	107,471
Total Current Liabilities	189,984	182,114

Total Liabilities	189,984	182,114

Stockholders' Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock Class A, 81,200,000 shares designated, 1,521,050 and 1,403,000 shares issued and outstanding, respectively	1,521	1,403
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding	18,800	18,800
Additional paid-in capital	199,689	170,295
Accumulated deficit	(409,979)	(368,607)
Total stockholders’ deficit	(189,969)	(178,109)

Non-controlling interest	-	-
Total Stockholders' Deficit	(189,969)	(178,109)

TOTAL Liabilities and Stockholders' Deficit	$15	$4,005

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	6,450	1,091	9,070	2,485
Professional fees	754	-	4,789	-
Compensation	19,013	-	27,513	-
Total operating expenses	26,217	1,091	41,372	2,485

Operating Loss	(26,217)	(1,091)	(41,372)	(2,485)

Other income (expense)	-	887	-	887
Interest expense	-	-	-	(2)

Total other income (expense)	-	887	-	885

Net loss before taxes	(26,217)	(204)	(41,372)	(1,600)

Income tax provision	-	-	-	-

Net Loss	$(26,217)	$(204)	$(41,372)	$(1,600)

Net loss attributable to:
Internet Sciences, Inc.	(26,217)	(204)	(41,372)	(1,600)
Non-controlling interest			-	-

Comprehensive Loss	$(26,217)	$(204)	$(41,372)	$(1,600)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	20,299,934	19,851,000	20,273,529	19,851,000

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders' Deficit

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(314,959)	$(162,061)
Net loss		-		-	-	(1,396)	(1,396)
Balance at March 31, 2021	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(316,355)	$(163,457)
Net loss		-		-	-	(204)	(204)
Balance at June 30, 2021	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(316,559)	$(163,661)

Balance at December 31, 2021	1,403,000	$1,403	18,800,000	$18,800	$170,295	$(368,607)	$(178,109)

Issuance of shares for compensation - services	19,000	19	-	-	4,731		4,750
Issuance of common shares for services - directors	15,000	15	-	-	3,735		3,750
Issuance of common shares at $0.25 for cash	8,000	8	-	-	1,992		2,000
Net loss		-		-	-	(15,155)	(15,155)

Balance at March 31, 2022	1,445,000	$1,445	18,800,000	$18,800	$180,753	$(383,762)	$(182,764)

Issuance of shares for compensation - services	38,550	39	-	-	9,598		9,637
Issuance of common shares for services - directors	37,500	37	-	-	9,338		9,375
Net loss		-		-	-	(26,217)	(26,217)

Balance at June 30, 2022	1,521,050	$1,521	18,800,000	$18,800	$199,689	$(409,979)	$(189,969)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,372)	$(1,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of PPP loan		(887)
Stock based compensation	27,512	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	5,844	46
Net cash used in operating activities	(8,016)	(2,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,000	-
Proceeds from related party	2,026	2,441
Net cash provided by financing activities	4,026	2,441

Net change in cash for the period	(3,990)	-
Cash at beginning of period	4,005	-
Cash at end of period	$15	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences, Inc.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2022 and 2021
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

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the six months ended June 30, 2022 or 2021 due to the absence of operations in the UK subsidiaries.

In June 2020, AL was formed in UK as an extension of TICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the six months ended June 30, 2022. There were no assets and liabilities of TDB and AL as of June 30, 2022.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ended December 31, 2022.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position, results of operations, and cash flows as of and for the six months ended June 30, 2022 and 2021, have been made.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of June 30, 2022 that requires ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of June 30, 2022. The Company has not provided funding to the VIE to date, therefore, there have been no operations.

Use of Estimates

The preparation of financial statements (Unaudited) in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in the accompanying financial statements (Unaudited) include, but are not limited to the fair value of stock based compensation and the deferred tax asset valuation allowance.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2022 and December 31, 2021, the Company did not reach bank balances exceeding the FDIC insurance limit.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

Net loss per share for each class of common stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock -Class A	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Common stock -Class B	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Class A and B combined	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	1,499,934	1,051,000	1,473,529	1,051,000
Class B common stock	18,800,000	18,800,000	18,800,000	18,800,000
Total weighted average shares outstanding	20,299,934	19,851,000	20,273,529	19,851,000

For the Six months ended June 30, 2022 and 2021, there were no potentially dilutive securities outstanding.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Recent Accounting Pronouncements

The Company has reviewed and implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2022, the Company had an accumulated deficit of $409,979 and a working capital deficiency of $189,969. For the six months ended June 30, 2022, the Company had a net loss of $41,372 and cash used in operating activities of $8,016. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

On July 18, 2019, the Company executed a Business Development and Consulting Agreement for consulting and advisement on business development in regard to securing investors for the Company’s $20 million 506c offering and taking indication of interest for a $50 million S-1 IPO Stock Offering. The duration of the agreement is 36 months. During the year ended December 31, 2019, the Company issued 15,000 share of common stock class A, at $0.10 per share for $1,500 in services rendered with respect to this agreement. No services related to this agreement were rendered during the six months ended June 30, 2022 and 2021, and the contract was terminated on the July 18, 2022 expiration date.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022 and 2021, the Company received advances from its CEO totaling $2,026 and $2,441, respectively, and made no repayments. As of June 30, 2022 and December 31, 2021, there was $109,497 and $107,471, respectively, due to the Company’s CEO.

At June 30, 2022 and December 31, 2021, the Company also owed $4,985 in accrued compensation to its CEO.

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

Common Stock - Class A

As of June 30, 2022 and December 31, 2021, the Company had 1,521,050 and 1,403,000, respectively, shares of common stock-class A issued and outstanding with a par value of $0.001 per share.

During the three months ended March 31, 2022, the Company issued 19,000 shares of class A common stock to its executives for $4,750 for services rendered, and an additional 15,000 shares of class A common stock to the members of the board of directors for services performed in the amount of $3,750. The Company also issued 8,000 shares of class A common in exchange for cash in the amount of $2,000. All shares issued during the three months ended March 31, 2022 were issued at a rate of $0.25 per share, and there were no issuances of class A common stock during the three months ended March 31, 2021.

During the three months ended June 30, 2022, the Company issued 38,550 shares of class A common stock to its executives for $9,637 for services rendered, and an additional 37,500 shares of class A common stock to the members of the board of directors for services performed in the amount of $9,375. All shares issued during the three months ended June 30, 2022 were issued at a rate of $0.25 per share, and there were no issuances of class A common stock during the three months ended June 30, 2021.

Common Stock - Class B

As of June 30, 2022 and December 31, 2021, the Company had 18,800,000 shares of common stock-class B issued and outstanding with a par value of $0.001 per share. There were no issuances of class B common stock during the six months ended June 30, 2022 or 2021.

NOTE 6 – SUBSEQUENT EVENTS

Management has assessed subsequent events from June 30, 2022 through the date the financial statements were issued, and noted no additional items requiring disclosure.

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

Results of Operations

Three and Six Months Ended June 30, 2022 compared to the Three and Six Months Ended June 30, 2021

Revenue

The Company is considered to be an early stage company. There were no revenues generated during the six months ended June 30, 2022 and 2021.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended June 30, 2022 were $26,217, an increase of $25,126 from total operating expenses and loss from operations for the comparable three months ended June 30, 2021 of $1,091. Total operating expenses and loss from operations for the six months ended June 30, 2022 were $41,372, an increase of $38,887 from total operating expenses and loss from operations for the comparable six months ended June 30, 2021 of $2,485. This increase is primarily attributable to increased compensation expenses and professional fees related to our annual and quarterly reporting requirements with the SEC and the filing of our Form S-1 during the current period.

Other Income (Expense)

There was other expense of $0 for the three and six months ended June 30, 2022, and $887 and $885 of other income for the three and six months ended June 31, 2021, respectively, primarily attributable to forgiveness of our PPP loan.

Net Loss

We reported a net loss of $26,217 and $204 for the three months ended June 30, 2022 and 2021, respectively, and $41,372 and $1,600 for the six months ended June 30, 2022 and 2021, respectively, due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2022 and December 31, 2021, we had a cash balance of $15 and $4,005, respectively, and our working capital deficit was $189,969 and $178,109, respectively.

Accrued expenses and accounts payable were $75,502 and $69,658 as of June 30, 2022 and December 31, 2021, respectively. Accrued expenses and accounts payable for related party were $4,985 as of June 30, 2022 and December 31, 2021. We also owed $109,497 and $107,471 at June 30, 2022 and December 31, 2021, respectively, to our CEO for cash advances or payments of expenses in the Company's behalf.

The Company is considered to be an early stage company and we had no sales during the six months ended June 30, 2022 and 2021. Thus, net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2022. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2022 amounted to $8,016 and was attributable to our net loss of $41,372, stock based compensation of $27,512, and an increase in accounts payable and accrued liabilities of $5,844. Net cash flows used in operating activities for the six months ended June 30, 2021 amounted to $2,441 and was attributable to our net loss of $1,600 and PPP loan forgiveness of $887, offset by an increase in accounts payable and accrued liabilities of $46.

Financing activities

Net cash flows provided by financing activities were $4,026 for the six months ended June 30, 2022 consisting of an issuance of 8,000 shares of Class A common stock at a price of $0.25 per share for $2,000 proceeds, and advances from our CEO of $2,026. Net cash flows provided by financing activities for the six months ended June 30, 2021 were $2,441, consisting solely of advances from our CEO.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of June 30, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended June 30, 2022, the Company issued 76,050 shares of common stock for $19,012 in services rendered. No additional shares of common stock were sold or otherwise issued during the quarter or subsequently through the date of this filing.

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

Internet Sciences Inc.

Date: August 19, 2022	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer) and Treasurer

Date: August 19, 2022	By:	/s/ Gary Robbins
Gary Robbins
Interim, Chief Financial Officer and Principal Accounting Officer Director

