Form 10-K
period 2022-12-31
INTERNET SCIENCES INC.
filed 2023-04-17
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____January 1, 2022_______________to ___December 31.2022______________________

000-55897

Commission file number

INTERNET SCIENCES INC.
(Exact name of registrant as specified in its charter)

Delaware	81-2775456
State or another jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

667 Madison Ave, 5th Floor, New York NY	10065
(Address of principal executive offices)	(Zip Code)

212-823-6272

Registrant’s telephone number, including area code.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check all that apply):

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 17, 2023, 1,675,550 Class A common shares and 18,800,000 Class B common shares are Issued and Outstanding.

i

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

 ISI seeks to transform corporations, enterprises, and government entities by providing best-in-class solutions, rooted in and driven by the technology, data, and organizational strategy required for operational excellence. We plan to have interdisciplinary teams to work in close collaboration with clients, helping them to solve their biggest problems utilizing a user-centric, data-driven approach focusing on creating seamless unified experiences across all digital, communication and physical touch points.

Our mission is to help advance critical milestones in the future of communication technology.

How We Create Value for Clients

Our top priorities are to manage and deliver products and services of acquired companies while concurrently extending our current product and service offerings to meet clients’ needs. Our core value proposition is designed to offer:

●	Convenience – Our goal will be to provide a comprehensive offering of products and services to meet all of the information and communications technology needs of our clients. We will provide semi-annual proposals with a list of recommendations to be implemented within ISI’s family of companies.

●	Cost Effectiveness – Since ISI will use bundle pricing for its products and services, clients will benefit from our ability to provide lower prices in a bundle than purchasing individual stand-alone products or services.

Our Broad Inventory of the Existing Products and Services of the Acquisition Targets:

Broadband Telecom and Voice Services

●	Gigabit WAN connectivity via wireless and wired leased lines.

●	Structured cabling design and installation

●	Digital Signage and IPTV solutions

Wired and Wireless Surveys

●	SME & enterprise network design

●	Network installation and build

●	Cloud hosting and virtualization

●	Systems integration

●	Software development

●	Consultancy

Onsite Infrastructure Support

●	Network management

●	Service management

●	Onsite network support

Data Centers and Co-location Services

●	Hybrid co-locations

●	Hyperscale

●	Cloud solutions

●	Managed services

●	Connectivity

Our Market Opportunity

We see our market opportunities as follows:

Opportunities in building a high margin business model-open-source platform, software and hardware which offer substantial cost-savings on licenses, with better security and reliability than many leading closed-source platforms.

We intend to target acquisitions in digital telecommunication that are Tier 2 network providers, furthering opportunities with services delivered over guaranteed access networks, increasing security, quality, and speed:

●	By migrating future clients who might use legacy technology to more efficient technology, this migration will significantly increase rental margins.

●	By marketing internet hosted telephone platforms to satisfy demand in the global marketplace for telephone systems and services “in the cloud.”

●	By integrating existing installations into multimedia contact center environment.

●	By capitalizing on general transposition of IT services not “in the cloud,” requiring the faster, more robust

●	internet connectivity that some of the acquisition targets are primed to provide.

●	By integrating voice services with multimedia contact center applications.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our common stock is not listed on a public exchange, we to apply for quotation on the Over-the-Counter Bulletin Board (OTCBB) and OTC Markets to list and trade our stock, then up list to NASDQ Capital Markets with an IPO. In order to be quoted on the OTCBB and OTC Markets, a market maker must file an application on our behalf in order to make a market for our common stock. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, who, speaking, must approve the first quotation of a security by a market maker on the OTCBB or OTC Markets, nor can there be any assurance that such an application for quotation will be approved.

Item 6. [Reserved].

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

We need to seek capital from resources such as the sale of private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are an early-stage company with no or limited operations to date, we would likely have to pay additional costs associated with such financing and in the case of high-risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it may be required to cease business operations.

During the year ended December 31, 2022, we generated a net negative cash flow of $4,005 as compared to a positive cash flow of $4,005 for the year ended December 31, 2021. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. We are in the process of seeking additional equity financing in the form of private placements and in raising funds from registered securities to fund our intended business operations.

Management believes that if subsequent private placements are successful or we are successful in raising funds from registered securities, we will generate sales revenue within twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Results of Operations

At December 31, 2022, the Company was not engaged in continued business and has been primarily involved in early-stage activities. Due to a lack of funding, we have not implemented our Plan of Operations.

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. We had $0 in revenue for the fiscal years ended December 31, 2022 and 2021.

Total operating expenses for the year ended December 31, 2022 were $72,857 as compared to total operating expenses for the year ended December 31, 2021 of $54,535, and a net loss for years ended December 31, 2022 and 2021 of $72,857 and $53,648, respectively. The net loss for the year ended December 31, 2022 is a result of General and Administrative expenses of $1,799, Professional Fees of $5,920, and Compensation of $65,138. Conversely, the net loss for the year ended December 31, 2021 resulted from General and Administrative expenses of $7,910, Professional Fees of $29,025, Compensation of $17,600, and other income of $887. The increase in expenses in 2022 as compared to 2021 is primarily due to increased stock-based compensation for services rendered by executives, directors, and third parties.

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

ASC 810-10-25-38, “Consolidation of Variable Interest Entities” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a VIE as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of December 31, 2020, that requires ISI to provide financial support to the VIE, although financial support is.

We are unaware of any material risks associated with this VIE.

ISI is an information and communications technology company that seeks to become a multi-industry technology-based enterprise primarily through merger and acquisition of business segments in new media technologies, digital telecommunication, data storage, IoT enabling technologies and cutting-edge ICT technologies for Data Analytics.

Through its planned acquisitions in the United States and the United Kingdom, the Company expects to reach a broad base of existing clients across Continental Europe, principally in the United Kingdom, Belgium, the Netherlands, and Luxemburg. While ISI’s primary activities in the United Kingdom will focus on delivering managed high performance WIFI networks, managed ITC solutions, , its US operations will sharply focus data centers and co-location services, internet exchange services and on organic growth by launching new business segments that design commercial intelligent software applications in Business Analytics and Business Intelligence , scalable cloud based platforms that deliver enterprise solutions as Platform-as -a -Service (PaaS) and infrastructure solutions as Infrastructure-as-a service (IaaS).

As a complement to its total products and service offerings across the entire Company landscape and global footprint, ISI seeks to add value by offering its consulting services with expertise in artificial intelligence, data analytics, supply chain and logistics.

The Company’s principal place of business is 667 Madison Avenue 5th Floor, New York, NY 10065

Luxury Trine TV

Luxury Trine TV is an OTT platform with TV software assets owned by Internet Sciences which distributed short form luxury lifestyle information and entertainment content to diverse consumer segments via smart TV platforms and set top boxes from June 2017 to July 2018. The company developed 6 proprietary TV applications for Apple TV, Amazon Fire TV, Roku TV, Samsung, LG and Android TV.

As of July 2018, the Company has ceased its broadcasting activities in the US, and it is preparing to relaunch its broadcasting activities in the UK via Trine Digital Broadcasting Ltd (the “VIE”). The Company has chosen to change its strategy by focusing on a UK audience through connected Free view which is a hybrid of terrestrial TV and OTT.

Freeview (terrestrial) is the largest UK broadcasting platform available in 18.3 million UK households (this includes homes that have two or more platforms – i.e., Free view and another platform) and dedicated Free view only homes equate to 11.4 million UK households. See below figures: -

Freeview	18.31 million UK households
Freeview ONLY	11.4
Sky	8.6
Cable	4.17
YouView	2.2
Other Sat	1.18
Freesat	1.18

Connected Free view is IP streamed TV which appears on the main Freeview EPG – and Ofcom estimates now that three quarters of UK households have either a connected or smart TV in their homes.

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

Studies

According to a 2021 Price Waterhouse Global Entertainment & Media Outlook, the UK is forecasted to return to growth this year and continues to grow over the next four years driven by sectors liberated from Covid restrictions. By 2025, the UK is set to overtake Germany as the biggest E&M market in Western Europe by revenue. Digital advertising is forecast to continue to forge ahead, rising at a CAGR of almost 8% over the next four years, twice as fast as non-digital.

●	UK compound annual growth rate to outpace global over the forecast period

●	Total UK advertising spend to grow at 7% p.a. over the next 5 years as it recovers from the pandemic disruption

●	Total UK consumer spending on Entertainment & Media to grow at 5% p.a. over the next 5 years, driven by continued digital downloads, access and consumption

●	PwC forecasts growth will rebound 9% this year and over the forecast period at a compound annual growth rate (CAGR) of 5% outpacing the expected growth in E&M revenues at a global level.

●	By 2025, the UK’s E&M sector is expected to be worth £88bn with only the US, China, and Japan worth more globally.

●	Latest forecasts support optimism about augmented reality (AR) and virtual reality (VR) growing to a value of more than $44.7 billion worldwide by 2024.

●	By 2025, the UK’s E&M sector is expected to be worth £88bn with only the US, China, and Japan worth more globally.

●	The UK is a key driver for these sectors within Europe, which is forecast to hold a 25% share of the global market behind only the US and the Asia-Pacific region.

The implications of these studies suggest that we will benefit from current and future growth in new media by focusing, identifying, and investing in growing and emerging sectors as we recognize the innovative nature of British enterprises is critical as the technologies seek new use cases outside of the gaming industry.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 6117)

To the Board of Directors and Stockholders

Internet Sciences Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Internet Sciences Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 17, 2023

Internet Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$-	4,005
Total Current Assets	-	4,005

Total Assets	$-	$4,005

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$61,935	$69,658
Accounts payable and accrued liabilities – related party	4,985	4,985
Due to related party	115,908	107,471
Total Current Liabilities	182,828	182,114
Total Liabilities	182,828	182,114

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized, Common Stock Class A, 81,200,000 shares designated,1,675,550 and 1,403,000 shares issued and outstanding as of December 31, 2022 and 2021, resp.	1,676	1,403
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding	18,800	18,800
Additional paid-in capital	238,160	170,295
Accumulated deficit	(441,464)	(368,607)
Total stockholders’ deficit	(182,828)	(178,109)

Non-controlling interest	-	-
Total Stockholders’ Deficit	(182,828)

Total Liabilities and Stockholders’ Deficit	$-	$4,005

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2022	2021

Revenue	$-	$-

Operating Expenses:
General and administrative	1,799	7,910
Professional fees	5,920	29,025
Compensation	65,138	17,600
Total operating expenses	72,857	54,535

Operating Loss	(72,857)	(54,535)

Other income (expense)
Other income	-	887
Total other income (expense)	-	887

Net loss before taxes	(72,857)	(53,648)

Income tax provision	-	-

Net Loss	$(72,857)	$(53,648)
Net loss attributable to non-controlling interest	-	-

Net Loss attributable to Internet Sciences, Inc.	$(72,857)	$(53,648)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	20,312,235	19,980,359

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2022, and 2021

	Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance - December 31, 2020	1,051,000	$1,051	18,800,000	$18,800	$133,047	$(314,959)	$-	$(162,061)

Issuance of common shares for services	16,000	16	-	-	1,584	-	-	1,600
Issuance of common shares for services – officers and directors	320,000	320	-	-	31,680	-	-	32,000
Issuance of common shares for cash at $0.25 per share	16,000	16	-		3,984			4,000
Net loss	-	-	-	-	-	(53,648)	-	(53,648)
Balance - December 31, 2021	1,403,000	$1,403	18,800,000	$18,800	$170,295	$(368,607)	$-	$(178,109)
Issuance of common shares for services	51,550	52	-	-	12,836	-	-	12,888
Issuance of common shares for services – officers and directors	209,000	209	-	-	52,041	-	-	52,250
Issuance of common shares for cash at $0.25 per share	12,000	12	-	-	2,988	-	-	3,000
Net loss	-	-	-	-	-	(72,857)	-	(72,857)
Balance - December 31, 2022	1,675,550	$1,676	18,800,000	$18,800	$238,160	$(441,464)	$-	$(182,828)

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,857)	$(53,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	65,138	17,600
Forgiveness of PPP loan	-	(887)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,723)	14,694
Net cash used in operating activities	(15,442)	(22,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	8,437	22,246
Proceeds from issuance of common stock	3,000	4,000
Net cash provided by financing activities	11,437	26,246

Net change in cash for the period	(4,005)	4,005
Cash at beginning of period	-	-
Cash at end of period	$(4,005)	$4,005

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-Cash Investing and Financing Activity
Issuance of common shares for repayment of related party accruals	$-	$16,000

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

ISI seeks to transform corporations, enterprises, and government entities by providing best-in-class solutions, rooted in and driven by the technology, data, and organizational strategy required for operational excellence. We plan to have our interdisciplinary teams work in close collaboration with clients, helping them to solve their biggest problems utilizing a user-centric, data-driven approach focusing on creating seamless unified experiences across all digital, communication and physical touchpoints.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the following subsidiaries:

		Ownership
	Country	Interest
Trine Digital Broadcasting Ltd (TDB)	United Kingdom	49%
Institute of Technology, Informatics & Computer Analytics LLC (IOTICA)	USA	100%
Analgene Limited (AL)	United Kingdom	100%

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in other income (expense), while translation gains (losses) are reported as other comprehensive income (loss). No foreign currency translation or transactions gains or losses were recognized during the years ended December 31, 2022 or 2021 due to the absence of operations in the UK subsidiaries.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Variable Interest Entities

The Company holds a 49% noncontrolling interest in Trine Digital Broadcasting Ltd (TDB) as it is solely a party of interest in providing funding to TDB broadcasting projects. Ownership of the intellectual property assets are to remain with TDB. TDB is deemed to be a variable interest entity (“VIE”) as defined in ASC 810-10-25-38, “Consolidation of Variable Interest Entities.” ASC 810 requires a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of December 31, 2022, that require ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets or liabilities of the VIE as of December 31, 2022. The Company has not provided funding to TDB to date, therefore, there have been no operations.

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

Cash and Cash Equivalents

ln highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are each insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2022 and 2021, the Company did not reach bank balances exceeding the FDIC insurance limit.

Fair Value of Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Revenue Recognition

The Company follows ASC 606, “Revenue from Contracts with Customers,” and plans to recognize revenue from the sale of products and services following the five steps procedure:

Step 1: Identify the contract(s) with customers.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to performance obligations.

Step 5: Recognize revenue when the entity satisfies a performance obligation.

The Company will recognize revenue as it transfers control of promised services to its customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company is in its early stage and had no revenues during years ended December 31, 2022 and 2021.

Income Taxes

Income taxes are determined in accordance with the provisions of ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

As of and for the years ended December 31, 2022 and 2021, the Company did not have any interest and penalties associated with tax positions, or significant unrecognized uncertain tax positions.

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

Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2022 and 2021, as the Company didn’t have any potentially-dilutive instruments outstanding.

Net loss per share for each class of common stock is as flows:

	Year Ended
	December 31,
	2022	2021
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock - Class A	$(0.05)	$(0.05)
Common stock - Class B	$(0.00)	$(0.00)
Total of Class A and Class B	$(0.00)	$(0.05)

Weighted average shares outstanding:
Class A common stock	1,512,235	1,180,359
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	20,312,235	19,980,359

Related Parties

The Company follows ASC 850,” Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Recent Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of December 31, 2022, the Company had an accumulated deficit of $441,464 a stockholders’ deficit of $182,828 and a working capital deficiency of $182,828. For the year ended December 31, 2022, the Company had a net loss of $72,857 and cash used in operating activities of $15,442. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon initiating sales, obtaining additional capital, and financing. The Company plans to raise funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021, the Company’s CEO advanced $8,437 and $22,246, respectively, in non-interest-bearing demand loans to the Company, and was repaid $0 and $0, respectively. As of December 31, 2022 and 2021, there were $115,908 and $107,471, respectively, due to the Company’s CEO.

During the years ended December 31, 2022 and 2021, the Company issued 209,000 and 320,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.25 (2022) and $0.10 (2021) per share, for total compensation of $52,250 and $32,000 during the years ended December 31, 2022 and 2021, respectively. Of the 2021 amount, $16,000 was for 2021 compensation expense and $16,000 was for satisfaction of prior accrued wages.

NOTE 5 - INCOME TAXES

For the years ended December 31, 2022 and 2021, the local (“United States of America”) and foreign components (“United Kingdom”) of loss before income taxes were comprised of the following:

	For the Year Ended
	December 31,
	2022	2021
Tax jurisdiction from:
- Local	$(72,857)	$(53,648)
- Foreign	-	-
Loss before income taxes	$(72,857)	$(53,648)

United States of America

Internet Sciences Inc. is registered in the State of Delaware and is subject to the tax laws of United States of America. The components of the Company’s deferred tax asset and reconciliation of income taxes are computed at the new statutory rate of 21% to the income tax amount recorded as of December 31, 2021 and December 31, 2021.

As of December 31, 2022, the operations in the United States of America had incurred $441,464 of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039 if unutilized. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code.

The Company has provided for a full valuation allowance against the deferred tax assets of $92,707 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

United Kingdom

The Company’s subsidiary operating in United Kingdom are subject to the United Kingdom Profits Tax at a standard income tax rate of 19% on the assessable income arising in United Kingdom during its tax year. During the years ended December 31, 2022 and 2021, the operating activity of subsidiary was $0.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Net Operating Loss carryforward
United States	$92,707	$77,407
United Kingdom	-	-
Total	92,707	77,407
Less: Valuation allowance	(92,707)	(77,407)
Net deferred tax asset	$-	$-

The following table sets forth a reconciliation of the Company’s income tax provision (benefit) to the statutory U.S. federal tax amount for the years ended December 31, 2022 and 2021:

That is the effective tax rate.

	December 31,	December 31,
	2022	2021

Income tax expense (benefit) at statutory rate	$15,300	$11,266
Change in valuation allowance	(15,300)	(11,266)
Income tax expense per books	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $92,707 as of December 31, 2022. During the years ended December 31, 2022 and 2021, the valuation allowance increased by $15,300 and $11,266, respectively, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE 6 - EQUITY

The Company has authorized 100,000,000 shares of common stock, par value of $0.001 per share, with 81,200,000 shares of common stock -class A designated and 18,800,000 shares of common stock -class B designated. Each holder of common stock-class A and common stock-class B is entitled to one vote and three votes, respectively, for each such share outstanding in the holder’s name.

Common Stock- class A

During the years ended December 31, 2022 and 2021, the Company issued 209,000 and 320,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.25 (2022) and $0.10 (2021) per share, for total compensation expense of $52,250 and $32,000 during the years ended December 31, 2022 and 2021, respectively. Of the 2021 amount, $16,000 was for 2021 compensation expense and $16,000 was for satisfaction of prior accrued wages.

During the years ended December 31, 2022 and 2021, the Company issued 51,550 and 16,000 shares of Class A common stock to third parties for services rendered to the Company. The shares were valued at fair market value of $0.25 (2022) and $0.10 (2021) per share for total compensation expense of $12,888 and $1,600 during the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, the Company issued 12,000 and 16,000 shares of Class A common stock for cash. The shares were valued at fair market value of $0.25 per share for total proceeds of $3,000 and $4,000 during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had 1,675,550 and 1,403,000 shares of common stock-class A issued and outstanding, respectively.

Common Stock- class B

As of December 31, 2022 and 2021, the Company had 18,800,000 shares of common stock-class B issued and outstanding. There were no issuances of class B during 2022 or 2021.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated events occurring from December 31, 2022, through the date these financial statements were issued and noted no items requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have conducted an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2022, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

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

The name, address, age and position of our present officers and directors is set forth below:

Name	Age	Position(s)
Lynda Chervil	521	Chief Executive Officer, President, Director

Dennis W. Irby	72	Chief Financial Officer

1 The person named above held this office from May 20, 2016, and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

2 The person named above held this office from December 2, 2021, and is expected to hold her offices/positions at least until the next annual meeting of our stockholders.

Lynda Chervil – Chairman/President/CEO/Treasurer

Lynda Chervil is our Chief Executive Officer and Chairperson of the Board of Directors. She graduated from New York University with a Master of Science in Integrated Marketing Communications and has held many roles in new business sales development, executive leadership, sales management, marketing strategy development, deployment, and implementation. Prior to venturing into entrepreneurial pursuits, Ms. Chervil led and managed a consumer and commercial bank market of $1.1 billion at Wells Fargo Bank for five years with full P/L accountability. She is both a Fellow of the Institute of Consulting and Chartered Management Institute in the United Kingdom and a recipient of Level 7 Award in Professional Consulting conferred by both the Institute of Consulting and the Chartered Management Institute for writing a disquisition on Strategy Consulting.

Dennis W. Irby – Chief Financial Officer

Dennis W. Irby is our Chief Financial Officer. He graduated from the Trinity University, with dual degrees in Accounting and Finance and University of Texas Dallas with a Masters of Business Administration. He has experience serving as Partner at Deloitte and Chief Financial of large public and private corporations. He is a Certified Public Accountant in the United States.

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

Item 11. Executive Compensation.

During the years ended December 31, 2022 and 2021, the Company issued 209,000 and 320,000 shares of common stock -class A for services rendered by Executives and Directors at fair market value of $0.25 (2022) and $0.10 (2021), for total compensation of $65,138 and $33,600, respectively. Of the 2021 amount, $16,000 was for 2021 compensation expense and $16,000 was for satisfaction of prior accrued wages.

Ms. Chervil’s address is 626 Madison Avenue 5th Floor, New York, New York 10065.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2022 and 2021:

STOCK AWARDS

Name and Principal Position	Year	Number of Shares or Units. of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lynda Chervil	2022	-	-	-	-
President, Chief Executive Officer, and Chairman of Board of Directors	2021	-	-	-	-

Richard Marriott	2022	-	-	-	-
Chief Operating Officer (Former)	2021	-	-	-	-

Dennis W. Irby	2022	-	-	-	-
Chief Financial Officer	2021	-	-	-	-

Christopher Morris
Former Chief Financial Officer	2022	-	-	-	-

Gregory Buckzensky
Former Chief Financial Officer	2022	-	-	-	-

Gary Robbins
Interim Chief Financial Officer	2022	-	-	-	-

Stock Awards Plan

The Company has adapted a Stock Awards Plan. Details of the plan are available in the Company’s 2022 proxy statement available at SEC.gov.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the periods ending December 31, 2022 and 2021.:

DIRECTOR COMPENSATION
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

VenessaWilliams	2022							11,000

John Malone	2022							5,000

MarkMaybury	2022							12,500

MarkDeutsch	2022							10,000

LisaHannon	2022							10,000

LyndaChervil	2022							10,000

WilliamSherman	2022							6,000

WillardMcNitt	2022							10,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 1,675,550 shares of Class A common stock and 18,800,000 Class B common stock issued and outstanding as of December 31, 2022.

	Name and	Nature of
	Address	Amount and
	Beneficial	Beneficial	Percent of
Title of Class	Owner[2]	Owner	Class

Class A Common Stock	Lynda Chervil[1]	960,000	57.3%
Class B Common Stock	Lynda Chervil	18,800,000	100%
Class A Common Stock	All Officers & Directors	960,000	57.3%
Class B Common Stock	All Officers & Directors	18,800,000	100%

[1]	The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Ms. Chervil is the only “promoter” of our company.

[2]	Beneficial ownership is determined in accordance with the Rule 13d3(d)(1) of the Exchange Act, as amended and includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2022 and 2021, the Company’s CEO advanced $8,437 and $22,246, respectively, in non-interest-bearing demand loans to the Company, and was repaid $0 and $0, respectively. As of December 31, 2022 and 2021, there were $115,908 and $107,471, respectively, due to the Company’s CEO.

During the years ended December 31, 2022 and 2021, the Company issued 209,000 and 320,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.25 (2022) and $0.10 (2021) per share, for total compensation of $52,250 and $32,000 during the years ended December 31, 2022 and 2021, respectively. Of the 2021 amount, $16,000 was for 2021 compensation expense and $16,000 was for satisfaction of prior accrued wages.

Item 14. Principal Accounting Fees and Services.

During the fiscal years ended December 31 2022, and 2021, we incurred $9,550 and $6,500, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our annual financial statements and interim reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Certificate of Amendment [1]
3.2	By-Laws of Internet Sciences Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document. [3]
101.SCH	Inline XBRL Taxonomy Extension Schema Document. [3]
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. [3]
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. [3]
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. [3]
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. [3]
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). [3]

[1]	Incorporated by reference from the Company’s 8-K filed with the Commission on October 22, 2018.

[2]	Incorporated by reference from the Company’s Form 10 filed with the Commission on January 24, 2018.

[3]	To be filed by amendment.

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Internet Sciences Inc

Dated: April 17, 2023	By:	/s/ Lynda Chervil
Lynda Chervil
President and Director
Principal Executive Officer

/s/ Dennis W. Irby CPA
Chief Financial Officer