Form 10-K/A
period 2022-12-31
INTERNET SCIENCES INC.
filed 2023-04-18
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

EXPLANATORY NOTE

Internet Sciences Inc. (The Company ) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Filing”) to comply with The SEC Rule “Interactive Data to Improve Financial Reporting”—requiring domestic and foreign companies using GAAP and foreign private issuers using International Financial Reporting Standards (IFRS) to provide their financial statements in the XBRL format as an exhibit to their periodic and current reports and registration statements, as well as to transition reports needed to be filed as a result of a change in fiscal year.

The Company is filing this Amendment solely for the purpose of including the XBRL exhibit.

No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the Original Filing (i.e., those events occurring after April 17, 2023) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Internet Sciences Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,857)	$(53,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	65,138	17,600
Forgiveness of PPP loan	-	(887)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,723)	14,694
Net cash used in operating activities	(15,442)	(22,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	8,437	22,246
Proceeds from issuance of common stock	3,000	4,000
Net cash provided by financing activities	11,437	26,246

Net change in cash for the period	(4,005)	4,005
Cash at beginning of period	4,005	-
Cash at end of period	$-	$4,005

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-Cash Investing and Financing Activity
Issuance of common shares for repayment of related party accruals	$-	$16,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Amendment.

Exhibit No.	Description
3.1	Certificate of Amendment [1]
3.2	By-Laws of Internet Sciences Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1]	Incorporated by reference from the Company’s 8-K filed with the Commission on October 22, 2018.

[2]	Incorporated by reference from the Company’s Form 10 filed with the Commission on January 24, 2018.

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Internet Sciences Inc.

Date: April 18, 2023	By:	/s/ Lynda Chervil
Lynda Chervil
Executive Chairman

Date: April 18, 2023	By:	/s/ Dennis Irby, CPA
Dennis Irby
Chief Financial Officer