Form 10-Q
period 2023-03-31
INTERNET SCIENCES INC.
filed 2023-05-18
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition Period from                to               .

000-55897

Commission File Number

Internet Sciences Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2775456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Ave, 5th Floor, New York, NY	10065
(Address of principal executive offices)	(Zip Code)

212-823-6272

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

Large, accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2023 we had 1,873,250 Class A shares; 18,800,000 Class B Shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$28,385	$-
Total Current Assets	28,385	-

Intellectual property – software	24,000	-
Total Assets	$52,385	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$73,230	$61,935
Accounts payable and accrued liabilities – related party	4,985	4,985
Due to related party	-	115,908
Total Current Liabilities	78,215	182,828

Total Liabilities	78,215	182,828

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized:
Common Stock Class A, 81,200,000 shares designated, 1,873,250 and 1,675,550 shares issued and outstanding, respectively	1,873	1,676
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding	18,800	18,800
Additional paid-in capital	413,668	238,160
Accumulated deficit	(460,171)	(441,464)
Total stockholders’ deficit	(25,830)	(182,828)

Non-controlling interest	-	-
Total stockholders’ deficit attributable to Internet Sciences Inc.	(25,830)	(182,828)

Total Liabilities and Stockholders’ Deficit	$52,385	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

Internet Sciences Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenue	$-	$-

Operating Expenses:
General and administrative	871	2,620
Professional fees	10,532	4,035
Compensation	7,304	8,500
Total operating Expenses	18,707	15,155

Operating Loss	(18,707)	(15,155)

Other income (expense)	-	-

Net loss before taxes	(18,707)	(15,155)

Income tax provision	-	-

Net Loss	$(18,707)	$(15,155)

Net loss attributable to:
Internet Sciences Inc.	(18,707)	(15,155)
Non-controlling interest	-	-

Comprehensive Loss	$(18,707)	$(15,155)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	20,481,861	19,851,000

See accompanying notes to condensed consolidated financial statements (unaudited)

Internet Sciences Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2022	1,675,550	$1,676	18,800,000	$18,800	$238,160	$(441,464)	$-	$(182,828)

Issuance of common shares for compensation-services	14,500	14	-	-	7,236	-	-	7,250
Issuance of common shares for acquisition of intellectual property – software	12,000	12		-	23,988	-	-	24,000
Issuance of common shares for related party debt	116,000	116	-	-	115,884	-	-	116,000
Issuance of common shares for cash at $0.50 per share	55,200	55	-	-	28,400	-	-	28,455
Net loss	-	-	-	-	-	(18,707)	-	(18,707)
Balance at March 31, 2023	1,873,250	$1,873	18,800,000	$18,800	$413,668	$(460,171)	$-	$(25,830)

Balance at December 31, 2021	1,403,000	$1,403	18,800,000	$18,800	$170,295	$(368,607)	$-	$(178,109)

Issuance of common shares for compensation-services	19,000	19	-	-	4,731	-	-	4,750
Issuance of common shares for compensation-directors	15,000	15	-	-	3,735	-	-	3,750
Issuance of common shares for cash at $0.25 per share	8,000	8	-	-	1,992	-	-	2,000
Net loss	-	-	-	-	-	(15,155)	-	(15,155)
Balance at March 31, 2022	1,445,000	$1,445	18,800,000	$18,800	$180,753	$(383,762)	$-	$(182,764)

See accompanying notes to condensed consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2023
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,707)	$(15,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	7,250	8,500
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	11,295	651
Net cash used in operating activities	(162)	(6,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	28,455	2,000
Proceeds from related party	92	555
Net cash provided by financing activities	28,547	2,555

Net change in cash for the period	28,385	(3,449)
Cash at beginning of period	-	4,005
Cash at end of period	$28,385	$556

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	-

Schedule of Noncash Investing and Financing Activities:
Issuance of common shares for repayment of related party debt	$116,000	$-
Issuance of common shares for acquisition of intellectual property – software	$24,000	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

Internet Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
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

The Company’s principal place of business is 667 Madison Avenue 5th Floor, New York, NY 10065.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries:

		Ownership
	Country	Interest
Trine Digital Broadcasting Ltd (TDB)	United Kingdom	49%
Institute of Technology, Informatics & Computer Analytics LLC (IoTICA)	USA	100%
Analygence Limited (AL)	United Kingdom	100%

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income/loss. No foreign currency translation or transaction gains or losses were recognized during the three months ended March 31, 2023 or 2022 due to the absence of operations in the UK subsidiaries.

In June 2020, AL was formed in the UK as an extension of TICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ended December 31, 2023.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present the Company’s financial position, results of operations, and cash flows as of and for the three months ended March 31, 2023 and 2022, have been made.

Use of Estimates

The preparation of financial statements (Unaudited) in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in the accompanying condensed consolidated unaudited financial statements include but are not limited to the fair value of stock-based compensation and the deferred tax asset valuation allowance.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2023 and December 31, 2022, the Company did not reach bank balances exceeding the FDIC insurance limit.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures,” for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

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

The carrying amounts reported in the balance sheet for accounts payable, accrued liabilities, and amounts payable to related party approximate their estimated fair market value based on the short-term maturity of these instruments.

Revenue Recognition

The Company plans to follow the guidance of the ASC 606, “Revenue from Contracts with Customers” and will recognize revenue from the sale of products and services following the five steps procedure:

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

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company’s opinion it is likely that some portion or the entire deferred tax asset will not be realized.

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

Net loss per share for each class of common stock is as follows:

	Three Months Ended March 31,
	2023	2022
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock -Class A	$(0.01)	$(0.03)
Common stock -Class B	$(0.00)	$(0.00)
Class A and B combined	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	1,681,861	1,441,000
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	20,481,861	19,851,000

For the three months ended March 31, 2023 and 2022, there were no potentially dilutive securities outstanding.

Software Costs

The Company accounts for software costs in accordance with several accounting pronouncements, including ASC 730, “Research and Development,” ASC 350-40, “Internal-Use Software,” ASC 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed” and ASC 350-50, “Website Development Costs.”

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, has been charged to operations in the period incurred as research and development costs.  Additionally, costs incurred after determination of readiness for market have been expensed as research and development.

The Company will capitalize certain costs in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility was determined and prior to our marketing and initial sales. Website development costs are capitalized under the same criteria as our marketed software, and purchased software is capitalized at cost and amortized over its useful life.

Impairment of Long-lived Assets

Long-lived assets, such as fixed assets, software and identifiable intangibles, are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 3).

Recent Accounting Pronouncements

The Company has reviewed and implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2023, the Company had an accumulated deficit of $460,171 and a working capital deficiency of $49,830. For the three months ended March 31, 2023, the Company had a net loss of $18,707 and an increase in cash of $28,385 due primarily to sales of class A common stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. The COVID-19 pandemic has not had a material adverse impact on our operations to date, and given the global recovery from the pandemic, it is unlikely that the Company will experience any significant impact resulting from the pandemic.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023 and 2022, the Company received advances from its CEO totaling $92 and $555, respectively, and made repayments in common stock of $116,000 and $0, respectively. As of March 31, 2023 and December 31, 2022, there was $0 and $115,958, respectively, due to the Company’s CEO.

At March 31, 2023 and December 31, 2022, the Company also owed $4,985 in accrued compensation to its CEO.

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

Common Stock - Class A

As of March 31, 2023, and December 31, 2022, the Company had 1,873,250 and 1,675,550, respectively, shares of common stock-class A issued and outstanding.

During the three months ended March 31, 2023, the Company issued 14,500 shares of class A common stock at $0.50 per share to third parties for services performed in the amount of $7,250, as well as 116,000 shares of class A common stock at $1.00 per share to its CEO for repayment of debt of $116,000. The Company also issued 55,200 shares of class A common stock at $0.51 per share to third parties for $28,455 cash proceeds, and 12,000 shares of stock at $2.00 for the purchase of a software asset from a third party.

During the three months ended March 31, 2022, the Company issued 19,000 shares of class A common stock to its executives for $4,750 for services rendered, an additional 15,000 to the members of the board of directors for services performed in the amount of $3,750, and 8,000 shares of class A common in exchange for cash in the amount of $2,000. All shares issued during the three months ended March 31, 2022 were issued at a rate of $0.25 per share.

Common Stock - Class B

As of March 31, 2023 and December 31, 2022, the Company had 18,800,000 shares of common stock-class B issued and outstanding with a par value of $0.001 per share. There were no issuances of class B common stock during the three months ended March 31, 2023 or 2022.

NOTE 5 – INTELLECTUAL PROPERTY

During the three months ended March 31, 2023, the Company acquired software from a third-party in exchange for 12,000 shares of common stock valued at $2.00 per share for total software cost of $24,000. The Company intends to upgrade and commercialize the software, and estimates the useful life of the software to be 7 years, over which it will amortize it ratably commencing April 1, 2023.

NOTE 6 – SUBSEQUENT EVENTS

Management has assessed subsequent events from March 31, 2023 through the date the financial statements were issued and noted no additional items requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

This section of Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Results of Operations

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Revenue

The Company is considered to be an early-stage company. There were no revenues generated during the three months ended March 31, 2023 and 2022.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended March 31, 2023 were $18,707, an increase of $3,552 from total operating expenses and loss from operations for the comparable three months ended March 31, 2022 of $15,155.

Other Income (Expense)

There was other income (expense) of $0 for the three months ended March 31, 2023 and 2022.

Net Loss

We reported net losses of $18,707 and $15,155 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2023 and December 31, 2022, we had a cash balance of $28,385 and $0, respectively, and our working capital deficit was $49,830 and $182,828, respectively

Accrued expenses and accounts payable were $73,230 and $61,935 as of March 31, 2023 and December 31, 2022, respectively. Accrued expenses and accounts payable for related party were $4,985 as of March 31, 2023 and December 31, 2022. We also owed $0 and $115,908 at March 31, 2023 and December 31, 2021, respectively, to our CEO for cash advances or payments of expenses in the Company’s behalf.

The Company is considered to be an early-stage company and we had no sales during the three months ended March 31, 2023 and 2022. Thus, net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2023. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2023 amounted to $162 and was attributable to our net loss of $18,707, offset by stock-based compensation of $7,250 and an increase in accounts payable and accrued liabilities of $11,295.

Net cash flows used in operating activities for the three months ended March 31, 2022 amounted to $6,004 and was attributable to our net loss of $15,155, offset by stock-based compensation of $8,500 and an increase in accounts payable and accrued liabilities of $651.

Financing Activities

Net cash flows provided by financing activities were $28,547 for the three months ended March 31, 2023, consisting of proceeds of $28,455 for the issuance of common stock, and proceeds of $92 from our CEO. Net cash flows provided by financing activities for the three months ended March 31, 2022 were $2,555, consisting of proceeds of $2,000 from the issuance of common stock, and proceeds of $555 from our CEO.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include revenue recognition and accounting for stock-based compensation, use of estimates, and income taxes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management in the accompanying financial statements include but are not limited to the fair value of stock-based compensation and the deferred tax asset valuation allowance.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended March 31, 2023, the Company issued 14,500 shares of common stock for $7,250 in services rendered, 12,000 shares valued at $24,000 for purchase of a software license, 116,000 shares for payment of $116,000 debt to a related party, and 55,200 shares for cash proceeds of $28,455.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation as previously filed with the SEC on Form 10 on January 25, 2018
3.2	By-Laws Inc. as previously filed with the SEC on Form 10 on January 25, 2018
3.3	Amended By Laws
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Sciences Inc.

Date: May 18, 2023	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer) and Treasurer

Date: May 18, 2023	By:	/s/ Dennis W. Irby
Dennis W. Irby
Chief Financial Officer and Principal Accounting Officer Director