Form 10-Q
period 2023-09-30
INTERNET SCIENCES INC.
filed 2023-11-21
CIK 1720286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 17, 2023, we had 1,963,750 Class A shares; 18,800,000 Class B Shares outstanding.

i

EXPLANATORY NOTE

As of the filing date of this Form 10-Q, the Company has not completed an auditor’s review in accordance with Regulation S-X as a result of extenuating circumstances with respect to the ongoing engagement. Management and the Board of Directors have commenced a search process to appoint a new independent registered public accounting firm. An amendment to this Form 10-Q will be filed at such time in which the interim review is completed.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$5	$-

Total Current Assets	5	-
Intellectual property - software	24,000	-
Total Assets	$24,005	$-

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$64,672	$61,935
Accounts payable and accrued liabilities – related party	-	4,985
Due to related party	328	115,908
Total Current Liabilities	65,000	182,828

Total Liabilities	65,000	182,828

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock Class A, 81,200,000 shares designated, 1,963,750 and 1,675,550 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,964	1,676
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding	18,800	18,800
Additional paid-in capital	462,207	238,160
Accumulated deficit	(523,966)	(441,464)
Total stockholders’ deficit	(40,995)	(182,828)

Non-controlling interest	-	-
Total Stockholders’ Deficit	(40,995)	(182,828)

TOTAL Liabilities and Stockholders’ Deficit	$24,005	$-

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	953	701	4,022	9,771
Professional fees	1,300	12,346	51,754	17,136
Compensation	19,422	1,500	26,726	29,012
Total operating expenses	21,675	14,547	82,502	55,919

Operating Loss	(21,675)	(14,547)	(82,502)	(55,919)

Other income (expense)	-	-	-	-

Net loss before taxes	(21,675)	(14,547)	(82,502)	(55,919)

Income tax provision	-	-	-	-

Net Loss	$(21,675)	$(14,547)	$(82,502)	$(55,919)

Net loss attributable to:
Internet Sciences, Inc.	(21,675)	(14,547)	(82,502)	(55,919)
Non-controlling interest	-	-	-	-

Comprehensive Loss	$(21,675)	$(14,547)	$(82,502)	$(55,919)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	20,724,750	20,325,289	20,619,650	20,290,972

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock Class A		Common Stock Class B		Additional Paid in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2021	1,403,000	$1,403	18,800,000	$18,800	$170,295	$(368,607)	$-	$(178,109)

Issuance of common shares for compensation-services	19,000	19			4,731			4,750
Issuance of common shares for compensation-directors	15,000	15			3,735			3,750
Issuance of common shares for cash	8,000	8			1,992			2,000
Net Loss						(15,155)		(15,155)
Balance at March 31, 2022	1,445,000	$1,445	18,800,000	$18,800	$180,753	$(383,762)	$-	$(182,764)
Issuance of common shares for compensation-services	38,550	39			9,598			9,637
Issuance of common shares for compensation-directors	37,500	37			9,338			9,375
Net Loss						(26,217)		(26,217)
Balance at June 30, 2022	1,521,050	$1,521	18,800,000	$18,800	$199,689	$(409,979)	$-	$(189,969)
Issuance of common shares for compensation-services	6,000	6			1,494			1,500
Issuance of common shares at $0.25 for cash	4,000	4			996			1,000
Net Loss						(14,547)		(14,547)
Balance at September 30, 2022	1,531,050	$1,531	18,800,000	$18,800	$202,179	$(424,526)	$-	$(202,016)

	Nine Months Ended September 30, 2023
	Common Stock Class A		Common Stock Class B		Additional Paid in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2022	1,675,550	$1,676	18,800,000	$18,800	$238,160	$(441,464)	$-	$(182,828)

Issuance of common shares for compensation-services	58,000	58			28,942			29,000
Issuance of common shares for acquisition of intellectual property-software	12,000	12			23,988			24,000
Issuance of common shares for debt, related party	116,000	116			115,884			116,000
Issuance of common shares for cash	24,200	24			30,826			30,850
Net Loss						(42,852)		(42,852)
Balance at March 31,2023	1,885,750	$1,886	18,800,000	$18,800	$437,800	$(484,316)	$-	$(25,830)
Forgiveness of debt, related party					4,985			4,985
Net Loss						(17,975)		(17,975)
Balance at June 30, 2023	1,885,750	$1,886	18,800,000	$18,800	$442,785	$(502,291)	$-	$(38,820)
Issuance of common shares for compensation-services	78,000	78			19,422			19,500
Net Loss						(21,675)		(21,675)
Balance at September 30, 2023	1,963,750	$1,964	18,800,000	$18,800	$462,277	$(523,966)	$-	$(40,995)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,502)	$(55,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	48,422	29,012
Changes in operating assets and liabilities:
Increase in accounts payable, accrued liabilities, and due to related party	2,898	14,282
Net cash used in operating activities	(31,182)	(12,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	30,850	3,000
Proceeds from related party	337	5,642
Net cash provided by financing activities	31,187	8,642

Net change in cash for the period	5	(3,983)
Cash at beginning of period	-	4,005
Cash at end of period	$5	$22

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of Non-cash Investing and Financing Activities:
Issuance of common shares for repayment of debt, related party	$116,000	$-
Issuance of common shares for acquisition of intellectual property – software	$24,000	$-
Forgiveness of accrued wages, related party	$4,985	$-

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2023 and 2022
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

In September 2020, AL was formed in UK as an extension of IoTICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the nine months ended September 30, 2023 or 2022. There were no assets and liabilities of TDB and AL as of September 30, 2023 or December 31, 2022.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Foreign Currency

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiaries translate their assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translate their revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in earnings, while differences arising from translation of balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the nine months ended September 30, 2023, or 2022 due to the absence of operations in the UK subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the operating results for the full year ended December 31, 2023.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the nine months ended September 30 2023, and 2022, have been made.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities,” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of September 30, 2023 that require ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of September 30, 2023. The Company has not provided funding to the VIE to date, therefore, there have been no operations.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2023 and December 31, 2022, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.ASC 825-10-25 Fair Value Option expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

Income Taxes

For interim income tax reporting, due to a full valuation allowance on net deferred tax assets, no income tax expense or benefit is recorded unless it is related to certain state, local, or franchise taxes, or an unusual or infrequently occurring item. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

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

Net loss per share for each class of common stock is as follows:

Schedule of Earnings Per Share
	Three Months Ended		NineMonths Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock -Class A	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Common stock -Class B	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Class A and B combined	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	1,924,750	1,525,289	1,819,650	1,490,972
Class B common stock	18,800,000	18,800,000	18,800,000	18,800,000
Total weighted average shares outstanding	20,724,750	20,325,289	20,619,650	20,290,972

For the nine months ended September 30, 2023 and 2022, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of September 30, 2023, the Company had an accumulated deficit of $523,966 and a working capital deficiency of $64,995. For the nine months ended September 30, 2023, the Company had a net loss of $82,502 and cash used in operating activities of $31,182. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2023 and 2022, the Company received advances from its CEO totaling $420 and $2,026, respectively, and made repayments of $116,000 and $0, respectively, via the issuance of common stock. Amounts owed to the CEO at September 30, 2023 and December 31, 2022 totaled $328 and $115,908, respectively.

At December 31, 2022, the Company owed $4,985 in Accounts payable and accrued liabilities - related party to its CEO. During the nine months ended September 30, 2023, the CEO forgave the accrual, which has been reflected in additional paid-in capital, resulting in $0 accrual owed at September 30, 2023.

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

Common Stock - Class A

As of September 30, 2023 and December 31, 2022, the Company had 1,963,750 and 1,675,550, respectively, shares of common stock-class A issued and outstanding.

During the nine months ended September 30, 2023, the Company issued 136,000 shares of class A common stock to third-parties for $48,422 in services, 116,000 shares to the Company’s CEO for repayment of $116,000 in related party debt, 12,000 shares to an unrelated entity for the purchase of $24,000 in intellectual property (Note 5), and 24,200 shares to independent investors for $30,850 in cash.

During the nine months ended September 30, 2022, the Company issued 63,550 shares of class A common stock to third parties for $15,887 in services, 52,500 shares to directors for $13,125 in services, and 12,000 shares to independent investors for $3,000 in cash.

Common Stock - Class B

As of September 30, 2023 and December 31, 2022, the Company had 18,800,000 shares of common stock-class B issued and outstanding. There were no issuances of class B common stock during the nine months ended September 30, 2023 or 2022.

NOTE 5 – INTELLECTUAL PROPERTY

During the nine months ended September 30, 2023, the Company acquired software from a third-party in exchange for 12,000 shares of common stock valued at $2.00 per share for total software cost of $24,000. The Company intends to upgrade and commercialize the software, and estimates the useful life of the software to be 7 years, over which it will amortize it ratably once the software is put in use. No amortization or impairment has been recorded on the software through September 30, 2023.

NOTE 6 – SUBSEQUENT EVENTS

Management has assessed subsequent events from September 30, 2023 through the date the financial statements were issued, and noted no additional items requiring disclosure.

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

Results of Operations

Three and Nine Months Ended September 30, 2023, compared to the Three and Nine Months Ended September 30, 2022

Revenue

The Company is considered to be an early-stage company. There were no revenues generated during the nine month periods ended September 30, 2023 or 2022.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended September 30, 2023 were $21,675, an increase of $7,128 from total operating expenses and loss from operations for the comparable three months ended September 30, 2022 of $14,547. The increase is due primarily to the change in stock-based compensation to its employees, directors and advisors during the three months ended September 30, 2023 as compared to three months ended September 30, 2022.

Total operating expenses and loss from operations for the nine months ended September 30, 2023 were $82,502, an increase of $26,583 from total operating expenses and loss from operations for the comparable nine months ended September 30, 2022 of $55,919. The increase is due primarily to the change in stock-based compensation to its employees, directors and advisors during the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022. The Company also incurred additional professional fees during the nine months ended September 30, 2023 as the Company is actively seeking financing and other opportunities to advance its business.

Other Income (Expense)

There was no other income (expense) for the three and nine months ended September 30, 2023 and 2022.

Net Loss and Net Comprehensive Loss

We reported a net loss and net comprehensive loss of $21,675 and $14,547 for the three months ended September 30, 2023 and 2022, respectively, and $82,502 and $55,919 for the nine months ended September 30, 2023 and 2022, respectively, due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2023 and December 31, 2022, we had a cash balance of $5 and $0 respectively, and our working capital deficit was $64,995 and $182,828, respectively.

Accrued expenses and accounts payable were $65,000 and $61,935 as of September 30, 2023, and December 31, 2022, respectively. Accrued expenses and accounts payable for related parties were $0 and $4,985 as of September 30, 2023 and December 31, 2022, respectively. We also owed $328 and $115,908 at September 30, 2023 and December 31, 2022, respectively, to our CEO for cash advances or payments of expenses in the Company’s behalf. During the nine months ended September 30, 2023, the CEO forgave the $4,985 in accrued expenses and was issued 116,000 shares of the Company’s Class A common stock in full satisfaction of the amounts owed.

The Company is considered to be an early-stage company and we had no sales during the nine months ended September 30, 2023 and 2022. Thus, net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2023. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2023 amounted to $31,182 and was attributable to our net loss of $82,502, offset by stock-based compensation of $48,422 and an increase in accounts payable and accrued liabilities of $2,898.

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

Investing Activities

The Company did not engage in any investing activities during the nine months ended September 30, 2023 or 2022.

Financing Activities

Net cash flows provided by financing activities were $31,187 for the nine months ended September 30, 2023, consisting of $420 in cash advances from our CEO and the issuance of 24,200 shares of Class A common stock for proceeds of $30,850.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of September 30, 2023 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

No shares of common stock were sold or otherwise issued by the Company during the three months ended September 30, 2023 or subsequently through the date of this filing.

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

Internet Sciences Inc.

Date: November 20, 2023	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Financial Officer, Treasurer (Principal Accounting Officer)