Form 10-K
period 2023-12-31
INTERNET SCIENCES INC.
filed 2024-04-15
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 31, 2023, 3,628,750 Class A common shares and 18,800,000 Class B common shares are Issued and Outstanding.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our common stock is not listed on a public exchange, we have applied to list and trade our stock onNASDQ Capital Markets with an IPO. There is no assurance that such an application  will be approved.

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

During the year ended December 31, 2023, our cashflows in and out were even as ending cash was at negative $10 and cash for the year ended December 31, 2022 was 0. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. We are in the process of seeking additional equity financing in the form of private placements and in raising funds from registered securities to fund our intended business operations.

Management believes that if subsequent private placements are successful or we are successful in raising funds from registered securities, we will generate sales revenue within twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Results of Operations

At December 31, 2023, the Company was not engaged in continued business and has been primarily involved in early-stage activities. Due to a lack of funding, we have not implemented our Plan of Operations.

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. We had $0 in revenue for the fiscal years ended December 31, 2023 and 2022.

Total operating expenses for the year ended December 31, 2023 were $530,588 as compared to total operating expenses for the year ended December 31, 2022 of $72,857, and a net loss for years ended December 31, 2023 and 2022 of $530,588 and $72,857, respectively. The net loss for the year ended December 31, 2023 is a result of General and Administrative expenses of $3,375, Professional Fees of $41,298, and Compensation of $485,915. Conversely, the net loss for the year ended December 31, 2022 resulted from General and Administrative expenses of $1,799, Professional Fees of $5,920, and Compensation of $65,138. The increase in expenses in 2023 as compared to 2022 is primarily due to an increase in Compensation Expenses.

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

To the Board of Directors and Shareholders  of Internet Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Internet Sciences Inc. (the Company) as of December 31,

2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 202 3, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial repo rting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether d ue to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis , evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements t hat were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition and completeness - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in other income (expense), while translation gains (losses) are reported as other comprehensive income (loss). No foreign currency translation or transactions gains or losses were recognized during the years ended December 31, 2023, due to the absence of operations in the UK subsidiaries.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

The Company will recognize revenue as it transfers control of promised services to its customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company is in its early stage and had no revenues during years ended December 31, 2023.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s revenue and revenue recognition policy and related accounts included the following, among others:

•	Independent assessment of whether the Company’s conclusion that it maintains control in its revenue generating contracts is reasonable, and as such, gross presentation of revenue is appropriate.

•	Performed analytical procedures of revenue and cash receipt activities surrounding year end to determine any unusual fluctuations that required further inquiry or substantiation.

•	Testing of a sample of revenue transactions during year, including transactions near year end, to determine the agreed - upon media was completed and released, and recorded in the appropriate period.

Yusufali & Associates, LLC

We have served as the Company’s auditor since 2023.

Short Hills, New Jersey

April 2, 2024

PCAOB registration # 3313

Internet Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	(10)	-
Receivables
Total Current Assets	$(10)	$-
Intellectual Property - Software	24,000	-
	$24,000	$-
TOTAL ASSETS	$23,990	$-
LIABILITIES AND EQUITY
Liabilities
Accounts Payable and Accrued Liabilities	93,556	66,920
Due to Related Party	1,992	115,908
Total Current Liabilities	$95,549	$182,828

Total Liabilities	$95,549	$182,828

STOCKHOLDER'S DEFICIT
Common Stock, 0.001 par value 100,000,000 authorized
Common Stock Class A, 81,200,000 shares designated, 1,963,750 and 1,675,550 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3,629	1,676
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding	18,800	18,800
Additional Paid in Capital	878,065	238,160
Accumulated Deficit	(972,052)	(441,464)
Total Equity	$(71,558)	$(182,828)

TOTAL Liabilities and Stockholders' Deficit	$23,990	$-

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Operations

	Year Ended
	December 31,
	2023	2022

Revenue	0	0

Operating Expenses
General and Administrative	3,375	1,799
Professional Fees	41,298	5,920
Compensation	485,915	65,138
Total Operating Expenses	530,588	72,857

Operating Loss	(530,588)	(72,857)

Net Loss before Taxes	(530,588)	(72,857)

Income tax provision	0	0

Net Loss before Taxes	(530,588)	(72,857)
Net loss attributable to non-controlling interest	0	0

Net Loss attributable to Internet Sciences, Inc.	(530,588)	(72,857)

Net loss per share, basic and diluted	(0.03)	0.00
Basic and Diluted Weighted Average Common Shares Outstanding	20,867,902	20,312,235

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	'Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,403,000	1,403	18,800,000	18,800	170,295	(368,607)	(178,109)
					-		-
Issuance of common shares for services	51,550	52			12,836		12,888
Issuance of common shares for services officers and Directors	209,000	209			52,041		52,250
Issuance of common shares for cash at $0.25 per share	12,000	12			2,988		3,000
Net Loss					-	(72,857)	(72,857)
Balance - December 31, 2022	1,675,550	1,676	18,800,000	18,800	238,160	(441,464)	(182,828)
					-		-
Issuance of common shares for services officers and directors	1,801,000	1,801	-	-	464,614	-	466,415
Issuance of common shares for Intellectual property	12,000	12	-	-	23,988	-	24,000
Issuance of common shares for Related Party Debt	116,000	116	-	-	120,777	-	120,893
Issuance of common shares for cash at $1.26 per share	24,200	24	-	-	30,526	-	30,550
Net Loss						(530,588)	(530,588)
Balance - December 31, 2023	3,628,750	3,629	18,800,000	18,800	878,065	(972,052)	(71,558)

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(547,673)	(72,857)
Adjustments to reconcile Net Income to Net Cash:
Stock Based Compensation	483,500	65,138
Changes in Assets and Liabilities
Accounts payable and accrued liabilities	(572,771)	(7,723)
Net cash used in operating activities	(636,945)	(15,442)

CASH FLOWS FROM INVESTING ACTIVIES
Cash used to acquire IP asset	(24,000)	-
Net cash used in investing activities	(24,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party	1,992	8,437
Stock Based Repayment of Related Company Debt	120,893	3,000
Stock Based Compensation	483,500
Other Issues of Common Stock	54,550
Net cash provided by financing activities	660,935	11,437

Net change in cash for the period	(10)	(4,005)
Cash at the beginning of the period	-	4,005
Cash at the end of the period	(10)	-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	-	-
Cash paid for interest	-	-

Non-Cash Investing and Financing Activity
Issuance of common shares for repayment of related party accruals	120,893	16,000

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanyingconsolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the following subsidiaries:

		Ownership
	Country	Interest
Trine Digital Broadcasting Ltd (TDB)	United Kingdom	49%
Institute of Technology, Informatics & Computer Analytics LLC (IoTICA)	USA	100%
Analygence Limited (AL)	United Kingdom	100%

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in other income (expense), while translation gains (losses) are reported as other comprehensive income (loss). No foreign currency translation or transactions gains or losses were recognized during the years ended December 31, 2023 or 2022 due to the absence of operations in the UK subsidiaries.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Variable Interest Entities

The Company holds a 49% noncontrolling interest in Trine Digital Broadcasting Ltd (TDB) as it is solely a party of interest in providing funding to TDB broadcasting projects. Ownership of the intellectual property assets are to remain with TDB. TDB is deemed to be a variable interest entity (“VIE”) as defined in ASC 810-10-25-38, “Consolidation of Variable Interest Entities.” ASC 810 requires a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of December 31, 2023, that require ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets or liabilities of the VIE as of December 31, 2023. The Company has not provided funding to TDB to date, therefore, there have been no operations.

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

Cash and Cash Equivalents

ln highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are each insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2023 and 2022, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

The company did not have any Financial Instruments at or as of December 31, 2023 or December 31, 2022 which would require a fair value assessment.

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

The Company will recognize revenue as it transfers control of promised services to its customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company is in its early stage and had no revenues during years ended December 31, 2023 and 2022.

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

As of and for the years ended December 31, 2023 and 2022, the Company did not have any interest and penalties associated with tax positions, or significant unrecognized uncertain tax positions.

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

Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2023 and 2022, as the Company didn’t have any potentially-dilutive instruments outstanding.

Net loss per share for each class of common stock is as flows:

	Year Ended
	December 31,
	2023	2022
Net loss per share, basic and diluted	(0.03)	(0.00)
Net loss per common shares outstanding:
Common stock - Class A	(0.26)	(0.05)
Common stock - Class B	(0.03)	(0.00)
Total of Class A and Class B	(0.03)	(0.00)

Weighted average shares outstanding:
Class A common stock	2,067,902	1,512,235
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	20,867,902	20,312,235

For years ended December 31, 2023 and 2022, there were no potentially dilutive securities outstanding.

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

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of December 31, 2023, the Company had an accumulated deficit of $972,052 a stockholders’ deficit of $71,558 and a working capital deficiency of $95,558. For the year ended December 31, 2023, the Company had a net loss of $530,588 and cash used in operating activities of $636,945. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon initiating sales, obtaining additional capital, and financing. The Company plans to raise funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2023 and 2022, the Company’s CEO advanced $122,885 and $115,908, respectively, in non-interest-bearing demand loans to the Company, and was repaid $120,893 and $0, respectively. As of December 31, 2023 and 2022, there were $1,192 and $115,908, respectively, due to the Company’s CEO.

During the years ended December 31, 2023 and 2022, the Company issued 1,801,000 and 209,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.26 (2023) and $0.25 (2022) per share, for total compensation of $466,415 and $52,250 during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2022, the company’s CEO had advanced $120,893 in non-interest bearing demand loans to the company. In 2023, the company issued 116,000 worth of Class A common stock to the Company’s CEO in repayment of the advances made to the company in 2022. Those shares were valued at $1.04 per share for a total repayment amount of $120,893.

NOTE 5 - INCOME TAXES

For the years ended December 31, 2023 and 2022, the local (“United States of America”) and foreign components (“United Kingdom”) of loss before income taxes were comprised of the following:

	For the Year Ended
	December 31,
	2023	2022
Tax jurisdiction from:
- Local	$(530,588)	$(72,857)
- Foreign	-	-
Loss before income taxes	$(530,588)	$(72,857)

United States of America

Internet Sciences Inc. is registered in the State of Delaware and is subject to the tax laws of United States of America. The components of the Company’s deferred tax asset and reconciliation of income taxes are computed at the new statutory rate of 21% to the income tax amount recorded as of December 31, 2023 and December 31, 2022.

As of December 31, 2023, the operations in the United States of America had incurred $972,052 of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039 if unutilized. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code.

The Company has provided for a full valuation allowance against the deferred tax assets of $189,851 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

United Kingdom

The Company’s subsidiary operating in United Kingdom are subject to the United Kingdom Profits Tax at a standard income tax rate of 19% on the assessable income arising in United Kingdom during its tax year. During the years ended December 31, 2023 and 2022, the operating activity of subsidiary was $0.

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

Common Stock- class A

During the years ended December 31, 2023 and 2022, the Company issued 1,801,000 and 209,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.26 (2023) and $0.25 (2022) per share, for total compensation of $466,415 and $52,250 during the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company issued 0 and 51,550 shares of Class A common stock to third parties for services rendered to the Company. The shares issued in 2022 were valued at fair market value of $0.25 per share for total compensation expense of $12,888.

During the years ended December 31, 2023 and 2022, the Company issued 24,200 and 12,000 shares of Class A common stock for cash. The shares were valued at fair market value of $1.26 (2023) and $.025 (2022) per share for total proceeds of $30,550 and $3,000 during the years ended December 31, 2023 and 2022, respectively.

During the year December 31, 2023, the company issued 12,000 shares of Class A common stock to third parties for the acquisition of an IP Asset. The shares were valued at $2.00 per share for a total acquisition amount of $24,000.

As of December 31, 2022, the company’s CEO had advanced $120,893 in non-interest bearing demand loans to the company. In 2023, the company issued 116,000 worth of Class A common stock to the Company’s CEO in repayment of the advances made to the company in 2022. Those shares were valued at $1.04 per share for a total repayment amount of $120,893.

As of December 31, 2023 and 2022, the Company had 3,682,750 and 1,675,550 shares of common stock-class A issued and outstanding, respectively.

Common Stock- class B

As of December 31, 2023 and 2022, the Company had 18,800,000 shares of common stock-class B issued and outstanding. There were no issuances of class B during 2023 or 2022.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated events occurring from December 31, 2023, through the date these financial statements were issued and noted no items requiring disclosure.

Common Stock- class A

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2023, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

The name, address, age and position of our present officers and directors is set forth below:

Name	Age	Position(s)
Lynda Chervil	52	Chief Executive Officer, President, Director

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

Item 11. Executive Compensation.

During the years ended December 31, 2023 and 2022, the Company issued 136,000 and 206,000 shares of common stock -class A for services rendered by Executives and Directors at fair market value of $0.36 (2023) and $0.25 (2022), for total compensation of $48,500 and $52,250, respectively.

Ms. Chervil’s address is 626 Madison Avenue 5th Floor, New York, New York 10065.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2023 and 2022.

	STOCK AWARDS
Name and Principal Position	Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lynda Chervil	2023	-	-	-	-
President, Chief Executive Officer, and Chairman of Board of Directors	2022	-	-	-	-

Matt Liotine	2023	-	-	-	-
Chief Technology Officer	2022	-	-	-	-

Dennis Irby	2023	-	-	-	-
Chief Financial Officer	2022	-	-	-	-

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the periods ending December 31, 2023 and 2022.:

DIRECTOR COMPENSATION
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lynda Chervil	2023	-	417,500		-	-	-	417,500
	2022		22,500					22,500
Mark Deutsch	2023	-	1,875		-	-	-	1,875
	2022	-	1,250	-	-	-	-	1,250
Michael Kahn	2023	-	1,875		-	-	-	1,875
	2022	-	0	-	-	-	-	0
Mark Maybury	2023	-	2,500		-	-	-	2,500
	2022	-	3,125	-	-	-	-	3,125
Lisa Johnson Pratt	2023	-	1,875		-	-	-	1,875
	2022	-	1,500	-	-	-	-	1,500
Kenneth Sanders	2023	-	1,875	-	-	-	-	1,875
	2022		0					0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 1,963,750 shares of Class A common stock and 18,800,000 Class B common stock issued and outstanding as of December 31, 2023.

	Name and	Nature of
	Address	Amount and
	Beneficial	Beneficial	Percent of
Title of Class	Owner[2]	Owner	Class

Class A Common Stock	Lynda Chervil[1]	1,786,000	51.7%
Class B Common Stock	Lynda Chervil	12,908,700	68.7%
Class A Common Stock	All Officers & Directors	1,918,000	52.9%
Class B Common Stock	All Officers & Directors	18,800,000	100%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2023 and 2022, the Company issued 1,801,000 and 209,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.25 (2023) and $0.25 (2022) per share, for total compensation of $466,415 and $52,250 during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2022, the company’s CEO had advanced $120,893 in non-interest bearing demand loans to the company. In 2023, the company issued 116,000 worth of Class A common stock to the Company’s CEO in repayment of the advances made to the company in 2022. Those shares were valued at $1.04 per share for a total repayment amount of $120,893.

Item 14. Principal Accounting Fees and Services.

During the fiscal years ended December 31 2023, and 2022, we incurred $4,800 and $9,550, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our annual financial statements and interim reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Certificate of Amendment [1]
3.2	By-Laws of Internet Sciences Inc. [2]
3.3	Amended and Restated By Laws
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Internet Sciences Inc.

Date: April 11, 2024	By:	/s/ Lynda Chervil
Lynda Chervil
Executive Chairman

Date: April 11, 2024	By:	/s/ Karen Hernandez, CPA
Karen Hernandez
Chief Financial Officer

