Form 10-Q
period 2024-03-31
INTERNET SCIENCES INC.
filed 2024-05-15
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2024, we had 3,681,250 Class A shares; 18,800,000 Class B Shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$211	$-10
	211	-10
Total Current Assets		-
Intellectual property - software	24,000	24,000
Total Assets	$24,211	$23,990

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$96,057	$93,556
Due to related party	3,089	1,992
Total Current Liabilities	99,146	95,548

Total Liabilities	99,146	95,548

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock Class A, 81,200,000 shares designated, 3,681,250 and 3,628,750 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,682	3,629
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	18,800	18,800
Additional paid-in capital	891,137	878,065
Accumulated deficit	(988,554)	(972,052)
Total stockholders’ deficit	(74,935)	(71,558)

Non-controlling interest	-	-
Total Stockholders’ Deficit	(74,935)	(71,558)

TOTAL Liabilities and Stockholders’ Deficit	$24,211	$23,990

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenue	$-	$-

Operating Expenses:
General and administrative	877	983
Professional fees	7,000	12,795
Compensation	8,625	29,000
Total operating expenses	16,502	42,778

Operating Loss	(16,502)	(42,778)

Other income (expense)	-	-

Net loss before taxes	(16,502)	(42,778)

Income tax provision	-	-

Net Loss	$(16,502)	$(42,778)

Net loss attributable to:
Internet Sciences, Inc.	(16,502)	(42,778)
Non-controlling interest	-	-

Comprehensive Loss	$(16,502)	$(42,778)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	21,355,662	20,369,768

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Three and Three months ended March 31, 2024 and 2023

(Unaudited)

	Common A		Common B		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2022	1,675,550	1,676	18,800,000	18,800	238,160	(441,464)	(182,828)

Compensation	58,000	58			28,942		29,000
Intellectual Property	12,000	12			23,988		24,000
Related Party Debt	116,000	116			115,884		116,000
Shares for Cash	24,200	24			30,526		30,550
Net Loss					-	(42,778)	(42,778)
					-
Balance at March 31, 2023	1,885,750	1,886	18,800,000	18,800	437,500	(484,242)	(26,056)

Forgiveness of Debt	-	-			4,893		4,893
Net Loss					-	(20,481)	(20,481)

Balance at June 30, 2023 per 10-Q	1,885,750	1,886	18,800,000	18,800	442,393	(504,723)	(41,644)

Compensation	78,000	78			19,422		19,500
Net Loss					-	(24,060)	(24,060)

Balance at September 30, 2023 per 10-Q	1,963,750	1,964	18,800,000	18,800	461,815	(528,783)	(46,204)

Compensation	1,665,000	1,665			416,250		417,915
Net Loss						(443,269)	(443,269)

Balance at December 31, 2023	3,628,750	3,629	18,800,000	18,800	878,065	(972,052)	(71,558)

Compensation	52,500	53	-	-	13,073		13,125
Net Loss						(16,502)	(16,502)

Balance March 31, 2024	3,681,250	3,682	18,800,000	18,800	891,138	(988,553)	(74,935)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,502)	$(42,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation		29,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	2500	(133,386)
Net cash used in operating activities	(14,002)	(147,165	) )

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used to Acquire IP Asset	0	(24,000)
Net cash used in investing activities	0	(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	1,098	0
Stock Based Repayment of Related Company Debt
Other Issuance of Common Stock	13,125	199,550
Net cash provided by financing activities	14,223	199,550

Net change in cash for the period	221	28,385
Cash at beginning of period	-10	0
Cash at end of period	$211	$28,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of Non-cash Investing and Financing Activities:
Issuance of common shares for repayment of debt, related party	$0	$199,550
Issuance of common shares for acquisition of intellectual property – software	$0	$24,000
Forgiveness of accrued wages, related party	$0	$4,985

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Three months ended March 31, 2024 and 2023

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

In June 2020, AL was formed in UK as an extension of IoTICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the three months ended March 31, 2024 or 2023. There were no assets and liabilities of TDB and AL as of March 31, 2024 or December 31, 2023.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Foreign Currency

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiaries translate their assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translate their revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in earnings, while differences arising from translation of balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the three months ended March 31, 2024, or 2023 due to the absence of operations in the UK subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results for the full year ended December 31, 2024.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the three months ended March 31, 2024, and  2023, have been made.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities,” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of March 31, 2024 that require ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of March 31, 2024. The Company has not provided funding to the VIE to date, therefore, there have been no operations.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2024 and December 31, 2023, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Net loss per share for each class of common stock is as follows:

Schedule of Earnings Per Share
	Three Months Ended
	March 31,
	2024	2023
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock -Class A	$(0.00)	$(0.00)
Common stock -Class B	$(0.00)	$(0.00)
Class A and B combined	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	1,940,764	1,569,768
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	20,740,764	20,369,768

For the three months ended March 31, 2024 and 2023, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2024, the Company had an accumulated deficit of $988,554 and a working capital deficiency of $98,935. For the three months ended March 31, 2024, the Company had a net loss of $16,502 and cash used in operating activities of $211. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024 and 2023, the Company received advances from its CEO totaling $3,089 and $4,935, respectively, and made no repayments. Amounts owed to the CEO at March 31, 2024 and December 31, 2023 totaled $3,089 and $1,992, respectively.

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

Common Stock - Class A

As of March 31, 2024 and December 31, 2023, the Company had 3,681,250 and 3,628,750, respectively, shares of common stock-class A issued and outstanding.

During the three months ended March 31, 2024, the Company issued 52,500 shares of class A common stock to Directors of the Board for $13,125 in services.

During the three months ended March 31, 2023, the Company did not issue any shares of class A common stock.

At December 31, 2022, the Company owed $4,985 in accrued compensation to its CEO. During the six months ended June 30, 2023, the CEO forgave the accrual, which has been reflected in additional paid-in capital, resulting in $0 accrued compensation owed at June 30, 2023.

Common Stock - Class B

As of March 31, 2024 and December 31, 2023, the Company had 18,800,000 shares of common stock-class B issued. There were no issuances of class B common stock during the three months ended March 31, 2024 or 2023.

NOTE 5 – INTELLECTUAL PROPERTY

During the three months ended March 31, 2023, the Company acquired software from a third-party in exchange for 12,000 shares of common stock valued at $2.00 per share for total software cost of $24,000. The Company intends to upgrade and commercialize the software, and estimates the useful life of the software to be 7 years, over which it will amortize it ratably once the software is put in use. No amortization or impairment has been recorded on the software through March 31, 2024.

NOTE 6 – SUBSEQUENT EVENTS

Management has assessed subsequent events from March 31, 2024 through the date the financial statements were issued, and noted no additional items requiring disclosure.

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

Results of Operations

Three months ended March 31, 2024, compared to theThree months ended March 31, 2023

Revenue

The Company is considered to be an early-stage company. There were no revenues generated during the three months ended March 31, 2024 or 2023.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended March 31, 2024 were $16,502, a decrease of $26,277 from total operating expenses and loss from operations for the comparable three months ended March 31, 2023 of $42,778. The decrease is due primarily to the Company issuing $29,000 in stock-based compensation to its directors during the three months ended March 31, 2023, while issuing only $13,500 in stock-based compensation to directors during the three months ended March 31, 2024.  Additionally, professional fees were $4,000 higher for the three months ended March 31, 2023 than they were for the three months ended March 31, 2024.

Other Income (Expense)

There was no other income (expense) for the three and three months ended March 31, 2024 and 2023.

Net Loss and Net Comprehensive Loss

We reported a net loss and net comprehensive loss of $16,502 and $42,778 for the three months ended March 31, 2024 and 2023, respectively, due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2024 and December 31, 2023, we had a cash balance of $211 and $28,385 respectively, and our working capital deficit was $98,935 and $52,207 respectively.

Accrued expenses and accounts payable were $99,146 and $95,549 as of March 31, 2024, and December 31, 2023, respectively. Accrued expenses and accounts payable for related parties were $3,089 and $1,192 as of March 31, 2024 and December 31, 2023, respectively.

The Company is considered to be an early-stage company and we had no sales during the three months ended March 31, 2024 and 2023. Thus, net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2023. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2024 amounted to $14,002 and was attributable to our net loss of $16,502 offset by an increase in accounts payable and accrued liabilities of $2,500.

Investing Activities

The Company did not engage in any investing activities during the three months ended March 31, 2024 or 2023.

Financing Activities

Net cash flows provided by financing activities were $14,222 for the three months ended March 31, 2024, consisting of a $1,097 advance from our CEO and the issuance of 52,500 shares of Class A common stock for proceeds of $13,125.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of March 31, 2024 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

No shares of common stock were sold or otherwise issued by the Company during the three months ended March 31, 2024 or subsequently through the date of this filing.

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

Internet Sciences Inc.

Date: May 14, 2024	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer) and Treasurer

Date: May 14, 2024	By:	/s/ Karen Hernandez
Karen Hernandez
Chief Financial Officer

