Form 10-Q
period 2024-06-30
INTERNET SCIENCES INC.
filed 2024-08-13
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2024, we had 3,681,250 Class A shares; 18,800,000 Class B Shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	200	(10)
Accounts Receivable	686,165	0
Total Current Assets	686,364	(10)
Intellectual Property - Software	24,000	24,000
Total Assets	710,364	23,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	692,360	93,556
Due to Related Party	4,693	1,992
Total Current Liabilities	697,053	95,549

Total Liabilities	697,053	95,549

Stockholders' Deficit
Common Stock, $0.001 par value 100,000,000 authorized
Common Stock Class A, 81,200,000 shares designated, 3,681,250 and 3,268,750 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3,682	3,629
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	18,800	18,800
Additional Paid In Capital	891,138	878,065
Accumulated Deficit	(900,308)	(972,052)
Total Stockholders' Deficit	13,311	(71,558)

Non-controlling Interest	0	0
Total Stockholders' Deficit	13,311	(71,558)

Total Liabilities & Stockholders' Deficit	710,364	23,990

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	686,165	0	686,165	0
Cost of Sales	(579,636)	0	(579,636)	0
Gross Profit	106,529	0	106,529	0

Operating Expenses	783	802	1,659	1,785
Professional Fees	2,500	19,679	9,500	32,474
Compensation	15,000	0	23,625	29,000
Total Operating Expenses	18,283	20,481	34,784	63,259

Operating Income (Loss)	88,246	(20,481)	71,744	(63,259)

Other Income (Expense)	0	0	0	0

Net loss before taxes	88,246	(20,481)	71,744	(63,259)

Income Tax Provision	0	0	0	0

Net Income (Loss)	88,246	(20,481)	71,744	(63,259)

Net Income (Loss) atrributable to:
Internet Sciences, Inc.	88,246	(20,481)	71,744	(63,259)
Non-Controlling Interest	0	0	0	0

Comprehensive Income (Loss)	88,246	(20,481)	71,744	(63,259)

Basic and diluted net income (loss) per share	0.00	(0.00)	0.00	(0.00)
Basic and diluted weighted average common shares outstanding	21,803,764	20,369,768	21,803,764	20,369,768

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Three and Six months ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Common Stock			Accumlated	Total Shareholders
	Class A		Class B			Income/	Income/
	Shares	Value	Shares	Value	APIC	(Deficit)	(Deficit)
Balance December 31, 2023	3,628,750	881,694	18,800,000	18,800	878,065	(972,052)	(71,558)

Compensation	52,500	13,125	-	-	13,073		13,124
Net Loss						(16,502)	(16,502)

Balance March 31, 2024	3,681,250	894,819	18,800,000	18,800	891,138	(988,553)	(74,935)
Net Profit						88,246	88,246

Balance June 30, 2024	3,681,250	894,819	18,800,000	18,800	891,138	(900,308)	13,311

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	88,246	(63,259)
Adjustments to reconcile net loss to net cash used in Operating Activities
Stock Based Compensation	23,625	29,000
Changes in Operating Assets and Liabilities	(113,485)	(145,554)
Net Cash used in Operating Activities	(1,614)	(179,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Used to Acquire IP Asset	0	(24,000)
Net Cash used in Investing Activities	0	(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock		204,443
Proceeds from Related Parties	1,603	0
Net Cash used in Financing Activities	1,603	204,443

Net Change in Cash for the Period	(11)	630

Cash at Beginning of Period	211	0
Cash at End of Period	200	630

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Income Taxes	0	0
Cash Paid for Interest	0	0

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Six months ended June 30, 2024 and 2023

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

In June 2020, AL was formed in UK as an extension of IoTICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the six months ended June 30, 2024 or 2023. There were no assets and liabilities of TDB and AL as of June 30, 2024 or December 31, 2023.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Foreign Currency

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiaries translate their assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translate their revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in earnings, while differences arising from translation of balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the six months ended June 30, 2024, or 2023 due to the absence of operations in the UK subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the operating results for the full year ended December 31, 2024.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the six months ended June 30, 2024, and 2023, have been made.

Variable Interest Entity

ASC 810-10-25-38, “Consolidation of Variable Interest Entities,” requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of holding variable interests. Trine Digital Broadcasting is a variable interest entity as defined by ASC 810-10-25-38. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of June 30, 2024 that require ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets and liabilities of the VIE as of June 30, 2024. The Company has not provided funding to the VIE to date, therefore, there have been no operations.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2024 and December 31, 2023, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Net loss per share for each class of common stock is as follows:

STATEMENT OF EARNINGS PER SHARE	Six Months Ended
	June 30,
	2024	2023
Net loss per share, basic and diluted	0.00	(0.00)
Net loss per common shares outstanding:
Common stock - Class A	0.02	(0.04)
Common stock - Class B	0.00	(0.00)
Total of Class A and Class B	0.00	(0.00)

Weighted average shares outstanding:
Class A common stock	3,003,764	1,666,174
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	21,803,764	20,466,174

For the six months ended June 30, 2024 and 2023, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2024, the Company had an accumulated deficit of $900,308 and a working capital deficiency of $10,689. For the six months ended June 30, 2024, the Company had net income of $71,744 and cash used in operating activities of $1,614. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2024, the Company received advances from its CEO totaling $1,603 and there were no such advances during the six months ended June 30, 2023. Amounts owed to the CEO at June 30, 2024 and December 31, 2023 totaled $4,693 and $1,992, respectively.

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

Common Stock - Class A

As of June 30, 2024 and December 31, 2023, the Company had 3,681,250 and 3,628,750, respectively, shares of common stock-class A issued and outstanding.

During the six months ended June 30, 2024, no issuances or changes in Class A Common Stock or Class B Common Stock occurred.

During the six months ended June 30, 2023, the Company did not issue any shares of class A common stock.

At December 31, 2023, the Company owed $4,985 to its CEO for amounts advanced. During the six months ended June 30, 2023, the CEO forgave the accrual, which has been reflected in additional paid-in capital at June 30, 2023.

Common Stock - Class B

As of June 30, 2024 and December 31, 2023, the Company had 18,800,000 shares of common stock-class B issued. There were no issuances of class B common stock during the six months ended June 30, 2024 or 2023.

NOTE 5 – INTELLECTUAL PROPERTY

During the six months ended June 30, 2023, the Company acquired software from a third-party in exchange for12,000 shares of common stock valued at $2.00per share for total software cost of $24,000. The Company intends to upgrade and commercialize the software, and estimates the useful life of the software to be7years, over which it will amortize it ratably once the software is put in use. No amortization or impairment has been recorded on the software through June 30, 2024.

NOTE 6 – SUBSEQUENT EVENTS

Management has assessed subsequent events from June 30, 2024 through the date the financial statements were issued, and noted no additional items requiring disclosure.

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

Results of Operations

Six months ended June 30, 2024, compared to the Six months ended June 30, 2023

Revenue and Cost of Sales

During the six months ended June 30, 2024 and June 30, 2023 the company earned revenues of $686,164 and 0, respectively. The cost associated with the revenues earned in the 6 six months ended June 30, 2024 was $579,636.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the six months ended June 30, 2024 were $34,784, a decrease of $28,475 from total operating expenses and loss from operations for the comparable six months ended June 30, 2023 of $63,259. The decrease is due primarily to the Company cutting Professional fee expenses. The Professional fees for the six months ended June 30, 2024 and June 30, 2023 were $9,500and $32,474, respectively which is a decrease of $22,974.

Other Income (Expense)

There was no other income (expense) for the three and six months ended June 30, 2024 and 2023.

Net Loss and Net Comprehensive Loss

We reported a net income and net comprehensive income of $71,744  for the six months ended June 30, 2024 and a net loss and net comprehensive loss of $63,259 for the six months ended June 30, 2023. The difference in earning net income for the six months ended June 30, 2024 as compared to a loss for the six months ended June 30,2023 is the result of $106,529 of Gross Profit from a sale that was made in June 2024. Before this sale, the company had not had any sales revenue as it is considered a start up.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2024 and December 31, 2023, we had a cash balance of $200 and a credit cash balance of $10 respectively. Our working capital deficit was $10,689 and $95,558 respectively.

The Company is considered to be an early-stage company and had generated revenues for the first time during the six months ended June 30, 2024. The current sales levels are not sufficient to fund our operating expenses as the company grows. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2024. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2024 amounted to $1,614 versus $179,813 used in operations for the same period in 2023. The decrease in cash used in operations is due to the revenue earned in 2024 which offset the expenses.

Investing Activities

The Company did not engage in any investing activities during the six months ended June 30, 2024 or 2023.

Financing Activities

Net cash flows provided by financing activities were $14,222 for the six months ended June 30, 2024, consisting of a $1,097 advance from our CEO and the issuance of 52,500 shares of Class A common stock for proceeds of $13,125.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of June 30, 2024 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

No shares of common stock were sold or otherwise issued by the Company during the six months ended June 30, 2024 or subsequently through the date of this filing.

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

Internet Sciences Inc.

Date: August 12, 2024	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer) and Treasurer

Date: August 12, 2024	By:	/s/ Karen Hernandez
Karen Hernandez
Chief Financial Officer

