Form 10-Q
period 2024-09-30
INTERNET SCIENCES INC.
filed 2024-11-14
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2024, we had 22,506,850 Class A shares; 0 Class B Shares outstanding. Class B shares were converted to Class A shares during Q3 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Current Assets
Cash	72,963	(10)
Accounts Receivable
Total Current Assets	72,963	(10)
Intellectual Property-Software	24,000	24,000
Total Assets	96,963	23,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	122,562	93,556
Due to Related Parties	392	1,992
Total Current Liabilities	122,954	95,549

Total Liabilities	122,954	95,549

Stockholders' Deficit
Common Stock Class A: 81,200,000 shares designated and 22,506,850 and 3,652,750 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	22,507	3,653
Common Stock Class B: 18,800,000 shares designated and 0 and 18,800,000, shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively. Class B was converted to Class A in Q3 2024		18,800
Additional Paid in Capital	1,257,492	884,041
Accumulated Deficit	(1,305,989)	(978,052)
Total Stockholders' Deficit	(25,990)	(71,558)

Non Controlling Interest
Total Stockholders' Deficit	(25,990)	(71,558)

Total Liabilities and Stockholders' Deficit	96,963	23,990

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue			686,165
Cost of Sales	(850)		(580,486)
Gross Profit	(850)		105,679

Operating Expenses	16,839	910	18,499	2,695
Professional Fees	1,500	3,650	11,000	36,124
Compensation	23,463	19,500	47,088	48,500
Total Operating Expenses	41,802	24,060	76,587	87,319

Operating Income (Loss)	(42,652)	(24,060)	29,092	(87,319)

Other Income (Loss)	(357,029)		(357,029)

Net Loss Before Taxes	(399,681)	(24,060)	(327,937)	(87,319)

Income Tax Provision	-	-	-	-

Net Income (Loss)	(399,681)	(24,060)	(327,937)	(87,319)

Net Income (Loss) Attributable to:
Internet Sciences Inc	(399,681)	(24,060)	(327,937)	(87,319)
Non Controlling Interest	-	-	-	-

Comprehensive Income (Loss)	(399,681)	(24,060)	(327,937)	(87,319)

Basic and Diluted Net Income (Loss)	(0.01)	(0.00)	(0.01)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	22,263,597	20,569,641	22,263,597	20,569,641

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Three and Nine months ended September 30, 2024 and 2023

(Unaudited)

							Total
	Common Stock		Common Stock			Accumulated	Shareholders'
	Class A		Class B			Income	Income/
	Shares	Value	Shares	Value	APIC	(Deficit)	(Deficit)

Balance December 31, 2023	3,652,750	3,653	18,800,000	18,800	884,041	(978,052)	(71,558)

Compensation	52,500	53		-	13,073	-	13,125
Net Loss	-	-		-	-	(16,502)	(16,502)

Balance March, 31, 2024	3,705,250	3,706	18,800,000	18,800	897,114	(994,554)	(74,935)

Net Profit (Loss)	-	-		-	-	88,246	88,246

Balance June 30, 2024	3,705,250	3,706	18,800,000	18,800	897,114	(906,308)	13,311

Sale of Common Stock	1,600	2		-	3,178	-	3,180
Stock Swap Common B to Common A	18,800,000	18,800	(18,800,000)	(18,800)	357,200	-	357,200
Net Profit (Loss)	-	-		-	-	(399,681)	(399,681)

Balance September 30, 2024	22,506,850	22,507		-	1,257,492	(1,305,989)	(25,990)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(327,937)	(87,319)
Adjustments to reconcile net loss to net cash Used in Operating Activities
Stock Based Compensation	23,463	48,500
Changes in Assets and Liabilities	5,543	(162,446)
Other Adjustments	(171)
Net Cash Provided by (Used) in Operating Activities	(299,102)	(201,265)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Used to Acquire IP Asset		(24,000)
Net Cash Provided by (Used) in Investing Activities		(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Repayment of) Related Party Debt	(1,601)	1,327
Proceeds from Sale of Common Stock	16,305	223,943
Interest Earned	171
Non Cash Equity Conversion Loss	357,200
Net Cash Provided by (Used) in Financing Activities	372,076	225,270

Net Change in Cash for the Period	72,973	5

Cash at Beginning of Period	(10)
Cash at End of Period	72,963	5

SUPLLEMENTAL CASH FLOW INFORMATION
Cash Paid for Income Taxes
Cash Paid for Interest

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Nine months ended September 30, 2024 and 2023

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

In September 2020, AL was formed in UK as an extension of IoTICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the nine months ended September 30, 2024 or 2023. There were no assets and liabilities of TDB and AL as of September 30, 2024 or December 31, 2023.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Trine Digital Broadcasting Ltd was dissolved in July 2024 as ISI discontinued its efforts to publish its broadcast software for HBB TV in the United Kingdom. There was no financial impact to ISI from the dissolution.

Foreign Currency

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiaries translate their assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translate their revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in earnings, while differences arising from translation of balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the nine months ended September 30, 2024, or 2023 due to the absence of operations in the UK subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the operating results for the full year ended December 31, 2024.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the nine months ended September 30, 2024, and 2023, have been made.

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

Trine Digital Broadcasting Ltd was dissolved in July 2024 as ISI. discontinued its efforts to publish its broadcast software for HBB TV in the United Kingdom. There was no financial impact to ISI from the dissolution.

Prior to its dissolution in July 2024, there were no formal explicit arrangements that required ISI to provide financial support to the VIE, although financial support was implied by the relationship. There were no assets and liabilities of the VIE through its inception through its dissolution. The Company had not provided funding to the VIE and therefore, there have been no operations.

Dissolution of the VIE had no financial impact on the company.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2024 and December 31, 2023, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Net loss per share for each class of common stock is as follows:

STATEMENT OF EARNINGS PER SHARE	Nine Months Ended
	September 30
	2024	2023
Net loss per share, basic and diluted	(0.01)	(0.00)
Net loss per common shares outstanding:
Common stock - Class A	(0.09)	(0.05)
Common stock - Class B	(0.02)	(0.00)
Total of Class A and Class B	(0.01)	(0.00)

Weighted average shares outstanding:
Class A common stock	3,463,597	1,769,641
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	22,263,597	20,569,641

In September 2024, the Company’s Board of Directors resolved to convert all of its issued and outstanding Common Stock B shares of 18,800,000 to Common Stock A shares. The intention was to convert the shares on a one-for-one basis with a cost basis for Common Stock B Shares at 2 cents per share. Common Stock B shares and Common Stock A shares had the same par value of .001 cent per share.

Net loss per share with all Common Stock B shares converted to Common Stock A shares is as follows:

STATEMENT OF EARNINGS PER SHARE	Nine Months Ended
	September 30
	2024	2023
Net loss per share, basic and diluted	(0.01)	(0.00)

Weighted average shares outstanding shares:
Class A common stock	22,263,597	20,569,641

For the nine months ended September 30, 2024 and 2023, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of September 30, 2024, the Company had an accumulated deficit of $1,305,989 and a working capital deficiency of $49,990. For the nine months ended September 30, 2024, the Company had a net loss of $327,937 and cash provided by operating activities of $87,018. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on raising funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2024, the Company repaid loans from its CEO totaling $5,713 and the CEO had advanced $1,327 to the Company during the nine months ended September 30, 2023.

NOTE 4 – EQUITY

Prior to September 2024 the Company had authorized 100,000,000 shares of common stock, par value of $0.001 per share, with 81,200,000 shares of common stock - class A designated and 18,800,000 shares of common stock - class B designated. Each holder of common stock-class A and common stock-class B was entitled to one vote and three votes, respectively, for each such share outstanding in the holder’s name.

In September 2024, the Company’s Board of Directors resolved to convert all of its issued and outstanding Common Stock B shares of 18,800,000 to Common Stock A shares. The intention was to convert the shares on a one-for-one basis with a cost basis for Common Stock B Shares at 2 cents per share. Common Stock B shares and Common Stock A shares had the same par value of .001 cent per share.

Upon conversion, all Common Stock A shares including the converted Common Stock B shares, are entitled to once vote for each share outstanding in the holder’s name.

Common Stock - Class A

Prior to September 30, 2024 (at August 31,2024) and at December 31, 2023, the Company had 3,705,250 and 3,652,750, respectively, shares of common stock-class A issued and outstanding.

In September 2024, the Company’s Board of Directors resolved to convert all of its issued and outstanding Common Stock B shares of 18,800,000 to Common Stock A shares. The intention was to convert the shares on a one-for-one basis with a cost basis for Common Stock B Shares at 2 cents per share.

At September 30, 2024, after all Common Stock B shares were converted to Common Stock A shares, the company had 22,506,850 of common stock A shares issued and outstanding. Had the Common Stock B shares been converted in December of 2023, the Company would have had 22,452,750 of Common Stock A shares issued and outstanding.

In September 2024, the Company’s Board of Directors resolved to sell 3,500 shares of Common Stock A for $2 per share. During the month of September 2024, 1,600 of the 3,500 shares were redeemed at the set price. Because these shares were redeemed at or close to the end of September 2024, and close to quarter end, they were not reflected in the Transfer Agent report provided by Pacific Holdings, the Company’s Transfer Agent of Record at September 30, 2024.

In October of 2024, the Company changed its Transfer Agent from Pacific Holdings to Capital Transfer Agency.

Common Stock - Class B

As of September 30, 2024 and December 31, 2023, the Company had 0 and 18,800,000 shares of common stock-class B issued and outstanding. The issuance of outstanding Common Stock B shares of 18,800,000 occurred at the Company’s inception. Common Stock B shares had a par value of .001 cents per share and each share entitled the shareholder to three votes in Company matters.

In September 2024, the Company’s Board of Directors resolved to convert all of its issued and outstanding Common Stock B shares of 18,800,000 to Common Stock A shares. The intention was to convert the shares on a one-for-one basis with a cost basis for Common Stock B Shares at 2 cents per share.

All Common Stock A shares, including the Converted Common Stock B shares, have a par value of .001 cents per share and each share is entitled to once vote for each share outstanding in the holder’s name.

NOTE 5 – INTELLECTUAL PROPERTY

During the nine months ended September 30, 2024, the Company did not acquire any intellectual property. However in the nine months ended September 2023, the Company did acquire software from a third-party in exchange for 12,000 shares of common stock valued at $2.00 per share for total software cost of $24,000. The Company intends to upgrade and commercialize the software, and estimates the useful life of the software to be 7 years, over which it will amortize it ratably once the software is put in use. No amortization or impairment has been recorded on the software through September 30, 2024.

NOTE 6 – SUBSEQUENT EVENTS

Management has assessed subsequent events from September 30, 2024 through the date the financial statements were issued, and noted the following item requiring disclosure:

In October 2023, the Company changed its Transfer Agent of record from Pacific Holding to Capital Transfer Agency.

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

The Company’s principal place of business is 667 Madison Avenue, New York, New York 10065

Trine Digital Broadcasting Ltd, based in the UK, was dissolved in July 2024 as ISI. discontinued its efforts to publish its broadcast software for HBB TV in the United Kingdom. There was no financial impact to ISI from the dissolution.

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

Results of Operations

Nine months ended September 30, 2024, compared to the Nine months ended September 30, 2023

Revenue and Cost of Sales

During the nine months ended September 30, 2024 and September 30, 2023 the company earned revenues of $686,164 and 0, respectively. The cost associated with the revenues earned in the nine months ended September 30, 2024 was $580,486.

Operating Expenses and Loss from Operations

Total operating expenses and profit from operations for the nine months ended September 30, 2024 were $76,587, and $29,092, a decrease of $10,733 and increase of $116,411 from total operating expenses and loss from operations for the comparable nine months ended September 30, 2023. The decrease in Operating Expenses is due primarily to the Company cutting Professional fee expenses. The Professional fees for the nine months ended September 30, 2024 and September 30, 2023 were $11,000 and $36,124, respectively which is a decrease of $25,124. This decrease was partially offset by an increase in General and Administrative expenses which were $18,499 and $2,695 for the nine months September 30, 2024 and September 30, 2023 respectively, which is an increase of $15,803. The increase in General and Administrative expenses is due an increase in the Company’s organization costs as it seeks to be listed on a stock exchange.

Other Income (Expense)

For the nine months ended September 30,2024, the company received $171 in Other income from interest earned. There was no corresponding interest earned for the same period in 2023.

For the nine months ended September 30, 2024, the Company had Other Expenses of $357,200 resulting from a non-cash conversion loss related to the conversion of Common Stock B to Common Stock A. There were no Other Expenses for the same period in 2023. In September 2024, the Company’s Board of Directors made a resolution to convert all of its issued and outstanding Common Stock B shares of 18,800,000 to Common Stock A shares. The intention was to convert the shares on a one-for-one basis with a cost basis for Common Stock B Shares at 2 cents per share.

The conversion of Common B to Common A resulted in a non-cash conversion loss of $357,200 which is the APIC associated with the Common B cost basis of 2 cents per share.

Net Loss and Net Comprehensive Loss

We reported a net loss and net comprehensive loss of $327,937 for the nine months ended September 30, 2024 and a net loss and net comprehensive loss of $24,020 for the nine months ended September 30, 2023. The difference in the net loss for the nine months ended September 30, 2024 as compared to the loss for the nine months ended September 30,2023 is primarily the result of a non-cash conversion loss related to the Conversion of Common Stock B Shares to Common Stock A Shares in the amount of $357,200. The loss is the result of APIC from Common stock B shares which had a cost basis of 2 cents per share.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2024 and December 31, 2023, we had a cash balance of $72,963 and a credit cash balance of $10 respectively. Our working capital deficit was $49,990 and $70,204 respectively.

The Company is considered to be an early-stage company and had generated revenues for the first time during the nine months ended September 30, 2024. The current sales levels are not sufficient to fund our operating expenses as the company grows. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2024. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating Activities

Net cash flows provided by operations for the nine months ended September 30, 2024 amounted to $58,098 versus $201,265 used in operations for the same period in 2023. The difference is due to a net gross profit from a sale in Q2 2024 of $105,679. There were no sales in 2023.

Investing Activities

The Company did not engage in any investing activities during the nine months ended September 30, 2024 or 2023.

Financing Activities

Net cash flows provided by financing activities were $14,875 for the nine months ended September 30, 2024, consisting of a $16,305 from the issuance of 54,100 shares of Class A common stock for proceeds of $16,305 and a net decrease in advances from our DRO of $4,302.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of September 30, 2024 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

No shares of common stock were sold or otherwise issued by the Company during the nine months ended September 30, 2024 or subsequently through the date of this filing.

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

Internet Sciences Inc.

Date: November 13, 2024	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer) and Treasurer

Date: November 13, 2024	By:	/s/ Karen Hernandez
Karen Hernandez
Chief Financial Officer

