Form 10-K/A
period 2023-12-31
INTERNET SCIENCES INC.
filed 2024-11-18
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 31, 2023, 3,652,750 Class A common shares and 18,800,000 Class B common shares are Issued and Outstanding.

EXPLANATORY NOTE

Internet Sciences Inc ( ISI ) or "the Company" is re-auditing in this Annual Report on Form 10-K, its consolidated prior year financial statements arising primarily from being notified on October 28, 2024 by the Securities Exchange Commission ( SEC) that the Public Company Accounting Oversight Board ("PCAOB") has revoked the registration of its previous auditor.

As this auditor had its registration revoked by the PCAOB, ISI may not include audit reports or consents from this auditor in its filings with the SEC on or after the date of the order. The SEC further advised that if an auditor who had its registration revoked by the PCAOB audited any portion of the financial statements that are required to include in filings ISI makes with the SEC on or after the order date, ISI should obtain a re-audit from a firm that is currently registered with the PCAOB.

On November 4, 2024, the Audit Committee of the Board of Directors of the Company and in consultation with management approved the appointment of Phyphar Inc, a PCAOB registered public accounting firm as the Company's new auditor to perform the re-audit of the fiscal year ending on 12/31/23 and review for the period ending on 9/30/24.

As a result, our prior 10-K report for the fiscal year ending on 12/31/23 filed with the SEC on April 15, 2024 should no longer be relied upon.

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

We intend to target acquisitions in digital telecommunication that are Tier 2 network providers, furthering opportunities with services delivered over guaranteed access networks, increasing security, quality, and speed:

•	By migrating future clients who might use legacy technology to more efficient technology, this migration will significantly increase rental margins.
•	By marketing internet hosted telephone platforms to satisfy demand in the global marketplace for telephone systems and services “in the cloud.”
•	By integrating existing installations into multimedia contact center environment.
•	By capitalizing on general transposition of IT services not “in the cloud,” requiring the faster, more robust
•	internet connectivity that some of the acquisition targets are primed to provide.
•	By integrating voice services with multimedia contact center applications.

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

Total operating expenses for the year ended December 31, 2023 were $536,588 as compared to total operating expenses for the year ended December 31, 2022 of $72,857, and a net loss for years ended December 31, 2023 and 2022 of $536,588 and $72,857, respectively. The net loss for the year ended December 31, 2023 is a result of General and Administrative expenses of $3,375, Professional Fees of $41,298, and Compensation of $491,915. Conversely, the net loss for the year ended December 31, 2022 resulted from General and Administrative expenses of $1,799, Professional Fees of $5,920, and Compensation of $65,138. The increase in expenses in 2023 as compared to 2022 is primarily due to an increase in Compensation Expenses.

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

PHYPHAR INC

Certified Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Internet Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Internet Sciences Inc. (the Company) as of December 31, 2023, and the related statements of income, stockholders’ equity, and cash flows for the single year ended December 31, 2023, and the related notes  (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the single year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The prior period for the year, ended December 31, 2022 was audited by the predecessor auditor, and remains unchanged with an unqualified opinion as issued by the respective auditor, as per the audited reported dated April 17, 2023.

Emphasis of Matter

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raises substantial doubt about its ability to continue as a going concern. This is addressed through discussions with Management’s plans concerning these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

29 Walter Hammond Pl, Waldwick NJ 07463

tel: 201.444.4648 | fax: 201.447.2922 | www.phyphar.com

PHYPHAR INC

Certified Public Accounting Firm

Impairment of Intangible Assets & Intellectual Property

As indicated in Note 2, Intangible Assets and Intellectual Property follow guidelines of evaluation under ASC 360.  The ASC involves the use of estimates concerning the useful life & valuation of the intangible asset, and the value of the asset to the entity.  The industry of the entity is fast changing with limits on useful life of technology. This creates a unique environment of on-going change and perplexity. The value presented is through the value exchanged for the issuance of stock for purchase of the intellectual property.

The principal considerations for our determination that performing procedures relating to the valuation of the intangible asset  is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the acquired intangible asset due to the significant amount of judgment by management when developing the estimate for useful life; (ii) significant audit effort was necessary to perform procedures and evaluate audit evidence related to the useful life of the asset.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment, including controls over the valuation of the Company’s reporting units and controls over development of the significant assumptions including the revenue growth rates and discount rate. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the valuation models used in management’s estimate; testing the completeness, accuracy, and relevance of underlying data used in the models; and evaluating the reasonableness of significant assumptions used by management, including the revenue growth rates and discount rate. Evaluating management’s assumptions related to the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors.

/s/ Phyphar Inc

We have served as the Company’s auditor since 2024.

Waldwick, NJ

November 13, 2024

PCAOB ID 6162

29 Walter Hammond Pl, Waldwick NJ 07463

tel: 201.444.4648 | fax: 201.447.2922 | www.phyphar.com

Internet Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	(10)	-
Receivables
Total Current Assets	$(10)	$-
Intellectual Property - Software	24,000	-
	$24,000	$-
TOTAL ASSETS	$23,990	$-
LIABILITIES AND EQUITY
Liabilities
Accounts Payable and Accrued Liabilities	93,556	66,920
Due to Related Party	1,992	115,908
Total Current Liabilities	$95,549	$182,828

Total Liabilities	$95,549	$182,828

STOCKHOLDER'S DEFICIT
Common Stock, 0.001 par value 100,000,000 authorized
Common Stock Class A, 81,200,000 shares designated, 3,652,750 and 1,675,550 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3,653	1,676
Common Stock Class B, 18,800,000 shares designated, 18,800,000 shares issued and outstanding	18,800	18,800
Additional Paid in Capital	884,041	238,160
Accumulated Deficit	(978,052)	(441,464)
Total Equity	$(71,558)	$(182,828)

TOTAL Liabilities and Stockholders' Deficit	$23,990	$-

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Income

	Year Ended
	December 31,
	2023	2022

Revenue	0	0

Operating Expenses
General and Administrative	3,375	1,799
Professional Fees	41,298	5,920
Compensation	491,915	65,138
Total Operating Expenses	536,588	72,857

Operating Loss	(536,588)	(72,857)

Net Loss before Taxes	(536,588)	(72,857)

Income tax provision	0	0

Net Loss before Taxes	(536,588)	(72,857)
Net loss attributable to non-controlling interest	0	0

Net Loss attributable to Internet Sciences, Inc.	(536,588)	(72,857)

Net loss per share, basic and diluted	(0.03)	0.00
Basic and Diluted Weighted Average Common Shares Outstanding	20,869,875	20,312,235

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Common Stock		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
					-		-
Balance - December 31, 2021	1,403,000	1,403	18,800,000	18,800	170,295	(368,607)	(178,109)
					-		-
Issuance of common shares for services	51,550	52			12,836		12,888
Issuance of common shares for services officers and Directors	209,000	209			52,041		52,250
Issuance of common shares for cash at $0.25 per share	12,000	12			2,988		3,000
Net Loss					-	(72,857)	(72,857)
Balance - December 31, 2022	1,675,550	1,676	18,800,000	18,800	238,160	(441,464)	(182,828)
					-		-
Issuance of common shares for services officers and directors	1,825,000	1,825	-	-	470,590	-	472,415
Issuance of common shares for Intellectual property	12,000	12	-	-	23,988	-	24,000
Issuance of common shares for Related Party Debt	116,000	116	-	-	120,777	-	120,893
Issuance of common shares for cash at $1.26 per share	24,200	24	-	-	30,526	-	30,550
Net Loss						(536,588)	(536,588)
Balance - December 31, 2023	3,652,750	3,653	18,800,000	18,800	884,041	(978,052)	(71,558)

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

December 31, 2022 and 2023

NOTE 1 – ORGANIZATION AND OPERATIONS

Internet Sciences Inc. (“ISI” or the “Company”) was originally incorporated as Luxury Trine Digital Media Group, Inc. in the State of Delaware on May 20, 2016. On October 5, 2018, the Company changed its name to Internet Sciences Inc.

ISI is an early-stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including new-media technology; telecommunication and network carrier services; Internet of Things (IoT)-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

Based in New York, N.Y, ISI seeks to operate internationally with a global team known for its technological expertise, deep industry knowledge, excellent research and analytical capabilities, and innovative mindset.

ISI seeks to transform corporations, enterprises, and government entities by providing best in class solutions, rooted in and driven by the technology, data, and organizational strategy required for operational excellence. The entity plans to have their interdisciplinary teams work in close collaboration with clients, helping them to solve their biggest problems utilizing a user-centric, data-driven approach focusing on creating seamless unified experiences across all digital, communication and physical touchpoints.

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

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates, which prevailed at the balance sheet date and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in other income (expense), while translation gains (losses) are reported as other comprehensive income (loss). No foreign currency translation or transactions gains or losses were recognized during the years ended December 31, 2023 or 2022 due to the absence of operations in the UK subsidiaries.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Variable Interest Entities

The Company holds a 49% non-controlling interest in Trine Digital Broadcasting Ltd (TDB) as it is solely a party of interest in providing funding to TDB broadcasting projects. Ownership of the intellectual property assets are to remain with TDB. TDB is deemed a variable interest entity (“VIE”) as defined in ASC 810-10-25-38, “Consolidation of Variable Interest Entities.” ASC 810 requires a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns because of holding variable interests. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of December 31, 2023, that require ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets or liabilities of the VIE as of December 31, 2023. The Company has not provided funding to TDB to date; therefore, there have been no operations.

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

Cash and Cash Equivalents

In liquid investments with maturity of three months or less are considered cash equivalents. The Company places its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 insures each the Company’s accounts at these institutions. As of December 31, 2023 and 2022, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

The company did not have any Financial Instruments at or as of December 31, 2023 or December 31, 2022, which would require a fair value assessment.

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

Impairment of Intangible Assets

The company follows ASC 350 & ASC 360 for the evaluation of impairment of Intangible Assets.  Per the ASC the estimate of the useful life of an intangible asset to an entity shall be based on an analysis of all pertinent factors, in particular, all of the following factors with no one factor being more presumptive than the other:

•	The expected use of the asset by the entity.
•	The expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate.
•	Any legal, regulatory, or contractual provisions that may limit the useful life. The cash flows and useful lives of intangible assets that are based on legal rights are constrained by the duration of those legal rights. Thus, the useful lives of such intangible assets cannot extend beyond the length of their legal rights and may be shorter.
•	The entity's own historical experience in renewing or extending similar arrangements, consistent with the intended use of the asset by the entity, regardless of whether those arrangements have explicit renewal or extension provisions. In the absence of that experience, the entity shall consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset by market participants, adjusted for entity-specific factors in this paragraph.
•	The effects of obsolescence, demand, competition, and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels)
•	The level of maintenance expenditures required to obtain the expected future cash flows from the asset (for example, a material level of required maintenance in relation to the carrying amount of the asset may suggest a very limited useful life). As in determining the useful life of depreciable tangible assets, regular maintenance may be assumed but enhancements may not.

As of December 31, 2023, and December 31, 2022, Management based on the above criteria has not impaired the useful life of the intangible asset, the intellectual property asset, as reported upon the Balance Sheet. Management evaluates the assets yearly for impairment based on the guidelines, effectiveness, and changes within the industry.

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

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Compensation — Stock Compensation,” which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the individual or entity is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of the services received in exchange for an award based on the grant-date fair value of the award.

Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2023 and 2022, as the Company did not have potentially dilutive instruments outstanding.

Net loss per share for each class of common stock is as flows:

	Year Ended
	December 31,
	2023	2022
Net loss per share, basic and diluted	(0.03)	(0.00)
Net loss per common shares outstanding:
Common stock - Class A	(0.26)	(0.05)
Common stock - Class B	(0.03)	(0.00)
Total of Class A and Class B	(0.03)	(0.00)

Weighted average shares outstanding:
Class A common stock	2,069,875	1,512,235
Class B common stock	18,800,000	18,800,000
Total weighted average shares outstanding	20,869,875	20,312,235

Company did not have potentially dilutive instruments outstanding.

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

NOTE 3- GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of December 31, 2023, the Company had an accumulated deficit of $978,052. Cash Flow indicates negative cash provided by operations. For the year ended December 31, 2023, the Company had a net loss of $536,588, with the issuance of equity to cover compensation, and financing activities. The Company indicates working capital deficiencies for the year ended December 31, 2023 to be $95,558.  These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon initiating sales, obtaining additional capital, and financing. The Company plans to raise funds through its planned Initial Public Offering and through a pre-listing private market raise. There is currently no public market for the company’s common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4- RELATED PARTY TRANSACTIONS

During the years ended December 31, 2023 and 2022, the Company’s CEO advanced $122,885 and $115,908, respectively, in non-interest-bearing demand loans to the Company, and was repaid $120,893 and $0, respectively. As of December 31, 2023 and 2022, there were $1,992 and $115,908, respectively, due to the Company’s CEO.

During the years ended December 31, 2023 and 2022, the Company issued 1,825,000 and 209,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.26 (2023) and $0.25 (2022) per share, for total compensation of $472,415 and $52,250 during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2022, the company’s CEO had advanced $120,893 in non-interest bearing demand loans to the company. In 2023, the company issued 116,000 worth of Class A common stock to the Company’s CEO in repayment of the advances made to the company in 2022. Those shares were valued at $1.04 per share for a total repayment amount of $120,893.

NOTE 5- INCOME TAXES

For the years ended December 31, 2023 and 2022, the local (“United States of America”) and foreign components (“United Kingdom”) of loss before income taxes were comprised of the following:

	For the Year Ended
	December 31,
	2023	2022
Tax jurisdiction from:
- Local	$(536,588)	$(72,857)
- Foreign	-	-
Loss before income taxes	$(536,588)	$(72,857)

United States of America

Internet Sciences Inc. is registered in the State of Delaware and is subject to the tax laws of United States of America. The components of the Company’s deferred tax asset and reconciliation of income taxes are computed at the new statutory rate of 21% to the income tax amount recorded as of December 31, 2023 and December 31, 2022.

As of December 31, 2023, the operations in the United States of America had incurred $978,052 of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to 2039 if unutilized. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code.

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

NOTE 6 -EQUITY

The Company has authorized 100,000,000 shares of common stock, par value of $0.001 per share, with 81,200,000 shares of common stock -class A designated and 18,800,000 shares of common stock -class B designated. Each holder of common stock-class A and common stock-class B is entitled to one vote and three votes, respectively, for each such share outstanding in the holder’s name.

Common Stock- class A

During the years ended December 31, 2023 and 2022, the Company issued 1,825,000 and 209,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.26 (2023) and $0.25 (2022) per share, for total compensation of $472,415 and $52,250 during the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company issued  0 (zero) and 51,550 shares of Class A common stock to third parties for services rendered to the Company. The shares issued in 2022 were valued at fair market value of $0.25 per share for total compensation expense of$12,888.

During the years ended December 31, 2023 and 2022, the Company issued 24,200 and 12,000 shares of Class A common stock for cash. The shares were valued at fair market value of $1.26 (2023) and $0.025 (2022) per share for total proceeds of $30,550 and $3,000 during the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, the Company had 3,652,750 and 1,675,550 shares of common stock-class A issued and outstanding, respectively.

Common Stock- class B

As of December 31, 2023 and 2022, the Company had 18,800,000 shares of common stock-class B issued and outstanding. There were no issuances of class B during 2023 or 2022.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated events occurring from December 31, 2023, through the date these financial statements were issued and noted the following item(s) require disclosure:

During September 2024, the Company retired Class B shares with a 1 to 1 quantity conversion for shares with no loss of value to the shareholders upon conversion. The letter to the transfer agent occurred October 1, 2024 indicating the request for conversion of 18,800,000 Class B shares to Class A shares at a cost basis of $0.02 as per the board resolution.

During the Year 2024, the Company made one sale, resulting in a concentration risk of customer base.  The company up until September 30th, 2024 is still subject to the Going Concern Considerations, with no change to the disclosures in Note 3.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the periods ending December 31, 2023 and 2022.:

DIRECTOR COMPENSATION
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lynda Chervil	2023	-	206,500-		-	-	-	206,500
	2022		52,500					52,500
Mark Deutsch	2023	-	1,875-		-	-	-	1,875
	2022	-	5,000	-	-	-	-	5,000
Michael Kahn	2023	-	1,875-		-	-	-	1,875
	2022	-	0	-	-	-	-	0
Mark Maybury	2023	-	2,500		-	-	-	2,500
	2022	-	3,125	-	-	-	-	3,125
Lisa Johnson Pratt	2023	-	1,875-		-	-	-	1,875
	2022	-	1,500	-	-	-	-	1,500
Kenneth Sanders	2023	-	1,875	-	-	-	-	1,875
	2022		0					0

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2023 and 2022, the Company issued 1,825,000 and 260,550 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.25 (2023) and $0.25 (2022) per share, for total compensation of $472,415 and $65,138 during the years ended December 31, 2023 and 2022, respectively.

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

Internet Sciences Inc.

Date: November 14, 2024	By:	/s/ Lynda Chervil
Lynda Chervil
Executive Chairman

Date: November 14, 2024	By:	/s/ Karen Hernandez, CPA
Karen Hernandez
Chief Financial Officer

