Form 10-K
period 2024-12-31
INTERNET SCIENCES INC.
filed 2025-03-31
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______.

000-55897

Commission file number

INTERNET SCIENCES INC.
(Exact name of registrant as specified in its charter)

Delaware	81-2775456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas, 23rd Floor, New York NY	10019
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 31, 2024, 22,650,200 Class A common shares are Issued and Outstanding.

PART I

Item 1. Business.

The Company was incorporated under the laws of the State of Delaware on May 20, 2016 as Luxury Trine Digital Media Group Inc. and subsequently changed its name to Internet Sciences Inc. on October 5, 2018. The Company has two wholly owned subsidiaries, Institute of Technology Informatics & Computer Analytics LLC, a New York limited liability company organized in September 2014 (“IoTICA”), and Analygence Limited, incorporated in the United Kingdom in April 2020.

The Company is an early-stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including telecommunication and network carrier services; IoT-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

See “Business of the Company”.

CORPORATE STRUCTURE

The Company was incorporated under the laws of the State of Delaware on May 20, 2016. The head office is located at 1330 Avenue of Americas, 23rd Floor, New York, NY 10019 and its registered agent office in the State of Delaware is 8 The Green , Suite A , Dover, Delaware 19901.

BUSINESS OF THE COMPANY

General Description of the Business

The Company is an early-stage emerging diversified information and communications technology company specializing in cutting-edge digital transformation services, including  telecommunication and network carrier services; IoT-enabled solutions; and managed ICT, managed cloud services, data centers and co-location services.

Based in New York, N.Y., the Company seeks to operate internationally with a global team known for its technological expertise, deep industry knowledge, world-class research and analytical capabilities, and innovative mindset.

Throughout the discussion below, note that the following acronyms have been used:

•	IoT refers to Internet of Thing

•	SaaS refers to software as a service

•	API refers to application interface programming

•	ICT refers to information communication technology

The Company seeks to transform corporations, enterprises and government entities by providing best-in-class solutions, rooted in and driven by the technology, data, and organizational strategy required for operational excellence. The Company has established interdisciplinary teams that, once its products have been commercialized, are expected to work in close collaboration with clients in order to help them solve their biggest problems utilizing a user-centric, data-driven approach focusing on creating seamless unified experiences across all digital, communication and physical touchpoints. Through its products, the Company intends to help facilitate digital transformation for its customers - by which manual processes, such as spreadsheet collation, calculation and verification, are performed on an automated basis. Through these services, information gathering can be automated and therefore the workforce can shift priorities to higher value activities. The effects of such digital transformation are intended to be higher productivity, lower margins and organizational focus on value-add activities. For instance, the Company hopes to provide a SAAS product that allows organizations to get better information from their data and perform that work easier, so the tasks can be performed at a lower personnel cost and yield better results. Data will come in manually or via API and be cleaned, validated or altered as per customer requirements to meet their need.

The Company currently has four products, which are part of its intellectual property assets pipeline. One of these products, DataClenz API is an IoT based data cleansing API, has completed its development stage in February 2025. IoTIMAX API which is an IoT based data optimization API, is expected to complete its development stage by the end of March 2025. The remaining two products, DataClenz software and IoTMAX software, are companion products to the APIs but can be sold separately. The development of DataClenz and IoTIMAX software is expected to be completed during the second half of 2025. Both DataClenz API and IoTIMAX API are expected to start commercialization in April 2025.

The Company’s products are intended to target middle market and enterprise grade companies across multiple business segments. Since its products are agnostic, they could be horizontally integrated across multiple industries. However, the Company specifically targets IoT opportunities, which include connected devices and systems, information exchange and solutions to address business challenges, each as outlined below.

Products for use with connected devices and services relate in particular to (i) facilitation of (i) decentralized remote and perimeter system communication and (ii) providing mechanisms for monitoring and reporting.

Products for use relating to information exchange can be integrated into the following contexts: (i) manufacturing; (ii) inventory fleet; (iii) vehicle management; and (iv) facilities and infrastructure.

With respect to business challenges, the Company’s products are designed to assist businesses address issues such as security vulnerabilities and scalability.

increasing the adoption rate for its proprietary products, management anticipate that resources allocated towards sales and marketing for partner More specifically, the IoT primary vertical markets include manufacturing, energy and power, oil and gas, healthcare, logistics and transport and agriculture. The Company views the manufacturing market as being the most significant of these.

The Company anticipates that, following commercialization, it will enter into strategic partnerships that will be introduced by sales channel partners with the goal of integrating the Company’s products in the partners’ solution offerings. Through this process and these relationships, the Company anticipates revenue to be derived from three sources:

1.	Direct sales team of business development officers and sales directors with expertise in enterprise software sales.

(a)

The Company hopes to develop a pipeline of sales targets in middle market companies and enterprise grade companies to which products can be presented as solutions to fill technology gaps uncovered during the sales discovery process by using a consultative selling approach.

(b)	The Company also intends to utilize partner resources (IBM and RedHat) that support sales activities with targeted email blogs and other marketing contents as “pull marketing strategies” to

(c)	attract potential customers by creating reasons for them to seek out partner products that the Company intends to co-sell, in order to generate joint revenue activities.

4

2.

Sales channel partners that will support the Company’s go to market strategy and sales channel growth by recruiting resellers. The Company anticipates entering into agreements with sales channel development companies to help reach its revenue goals in 2025 and beyond. These sales channel development companies will deploy programs intended to build a pipeline of strategic value-added resellers (“VARs”) as partners to generate a return on investment, with subsequent focus on the distribution route to market. The Company’s goal is to generate five to eight VAR partners per year under these agreements. However, no such agreements have been executed and there can be no assurance that they will be executed or that, if executed, the Company will realize the benefits from the agreements that are described above.

3.	Publishing the Company’s products on AWS Marketplace, RedHat Marketplace, IBM Marketplace and IBM Cloud Catalogue.

Once the Company’s products are commercialized, management expects that its revenue mix will be 20% from its proprietary products and 80% from partnering with others as a solution provider and service provider for 2025. In the years from 2026 to 2029, the Company expects an incremental shift towards more revenue coming from its proprietary products. As the Company builds capacity by products will be diverted more towards its proprietary products. With respect to the Products specifically, the Company expects revenues to be generated from licensing sales of the APIs. The API are priced to license at $25,000 for 1-year license, $40,000 for a two-year license and $50,000 for a 3-year license.

With respect to the DataClenz software and IoTIMAX software, which are expected to be out of the development pipeline in the second half of 2025, the Company seeks to adopt a mix of SaaS and licensing as a hybrid revenue model. The Company has not yet developed a hybrid pricing model for the software products as it is currently in the process of gathering data and information to benchmark pricing in accordance with industry standards and the pricing of the competitors.

Products

IoTIMAX

The Company’s universal data optimization SaaS, IotIMAX, is an agnostic data optimization solution tailored for IoT devices. The purpose of this cloud-based platform is to ensure that the user’s IoT data is continuously cleaned, optimized, and primed for real-time analytics, no matter the source or type of device. Each of the primary features of this software are described below.

•	Agnostic integration: Compatible with any IoT platform, device, or data source and seamlessly integrates into diverse IoT ecosystems, whether on the edge, in the cloud, or within hybrid environments.
•	Real-time data cleansing: Automatically identifies and rectifies errors, inconsistencies, and redundancies in the user’s IoT data, which is intended to result in high-quality and reliable information providing data validation and correction.
•	Advanced optimization algorithms: Utilizes algorithms that are intended to enhance data for storage and processing, reducing latency and thereby boost the efficiency of IoT applications.

•	Scalable cloud architecture: Designed to scale with the user’s IoT infrastructure, as it can be used in a range of contexts, from small sensor networks to extensive multi-location deployments.
•	Customizable workflows: Provides flexible configuration options, so that the user can customize data cleansing and optimization processes with strong front-end integration.
•	Robust security: Implements rigorous security measures intended to protect data from unauthorized access and breaches, which are designed to be following industry standards and regulations.
•	Comprehensive analytics: Provides detailed analytics and reporting tools designed to help customers gain insights into their data optimization processes and make informed decisions for continuous improvement.

IoTIMAX API

The IoTIMAX API serves as a centralized interface for optimizing the data generated by IoT devices. In order to achieve this, IoTIMAX API incorporates the following features:

•	Data compression: employs compression algorithms to reduce the size of IoT data streams while preserving essential information.
•	Deduplication: identifies and eliminates duplicate data entries within IoT datasets, ensuring that unique information is retained.
•	Normalization: normalizes IoT data by standardizing formats, units of measurement, and timestamps across different data sources.
•	Anomaly detection: utilizes machine learning algorithms to detect anomalies or unusual patterns in IoT data streams.
•	Data aggregation: aggregates IoT data from multiple sources or devices into a unified dataset for analysis.
•	Real-time processing: performs data optimization tasks in real-time or near-real-time, allowing for timely insights and responses to dynamic IoT environments.
•	Edge computing support: supports edge computing deployments by enabling data optimization to be performed directly on IoT devices or edge gateways.
•	Scalability and performance optimization: designed to scale horizontally to accommodate growing volumes of IoT data and increasing computational demands.
•	Security and privacy: incorporates robust security features to protect IoT data from unauthorized access, tampering, or interception.
•	Integration and interoperability integrate with existing IoT platforms, protocols, and data management systems.

DataClenz

The DataClenz software specializes in cleaning, enhancing, and preparing data generated by various IoT devices for analysis and decision-making. To achieve this, DataClenz incorporates the following features:

•	Data cleansing: removes noise, outliers, and inconsistencies from raw IoT data to improve its quality and reliability.
•	Normalization, and standardization: standardizes data formats and units across different sources to ensure consistency and compatibility with a universal data ingestion layer.

•	Anomaly detection and validation: identifies anomalies or unusual patterns in the data that may indicate errors, faults, or significant events, providing detection and validation services.
•	Data enrichment: enriches raw data with additional context or information to provide more insights and context for analysis through data storage and retrieval.
•	Predictive analytics: utilizes machine learning algorithms to analyze historical data patterns and predict future trends or events.
•	Real-time processing: processes real-time data to enable timely insights and actions monitoring events and action.
•	Scalable architecture and flexibility: designed to handle large volumes of data from diverse IoT devices through data enrichment layer and offers flexibility in terms of deployment options.
•	User-friendly interface: provides an intuitive front-end integration user interface that allows users to easily upload, process, visualize, and analyze IoT data with metadata repository of user history.
•	Security and compliance: incorporates robust security measures to protect sensitive IoT data from unauthorized access, manipulation, or disclosure.
•	Integration and interoperability integrate with existing IoT platforms, systems, and workflows ingesting CSV and JSON file formats.

DataClenz API

DataClenz is being designed to be an agnostic universal data cleansing API. Its purpose is to ensure the accuracy, consistency, and reliability of the user’s IoT data. This product is intended to be able to integrate with any IoT platform, as a solution for cleaning and standardizing data from diverse IoT devices and sensors. The anticipated benefits of this product for customers are to enhance data quality, streamline operations, and drive better decision-making. The primary features of this software are outlined below.

•	Platform agnostic: Compatible with all major IoT platforms and protocols, as it is designed to allow for integration regardless of the user’s existing infrastructure.
•	Comprehensive data cleansing: Automatically detects and corrects errors, removes duplicates, fills missing values, and standardizes data formats with the intent of ensuring consistency across all devices.
•	Real-time processing: Cleans data in real-time and provides immediate feedback, which is intended to ensure that only accurate and reliable data is used in the customer’s applications and analytics.
•	Customizable rules and policies: Allows users to define custom cleansing rules and policies tailored to their specific needs to ensure the API adapts to diverse use cases and data requirements.
•	Scalability: Designed to handle large volumes of data, making it accessible for both small-scale IoT projects and extensive industrial IoT deployments.
•	Advanced analytics integration: Integrates with analytics platforms to ensure that the data being analyzed is clean, accurate, and actionable.
•	Security and compliance: Intended to ensure data integrity and compliance with industry standards and regulations, along with safeguarding sensitive information.
•	Easy integration: Simple API calls and comprehensive documentation are intended to facilitate integration into the user’s existing systems.

Services

The Company also offers a range of white label engineering and technical solutions through its services. These include services in the following categories, each of which are available on a global basis:

•	Professional services
•	Network operation center
•	Securities operations center
•	Maintenance support
•	Field services
•	Integration services
•	Managed high performance WIFI network and internet services exchange

These services are provided through the Company’s partnership with TD/SYNNEX, one of the largest global technology distributors, and potentially similar partnership arrangements that the Company may enter in the future. Through this arrangement, the Company would perform the marketing and sales activities under a white label program as the Company’s proprietary services being offered, while technical delivery of the services would be performed by TD/SYNNEX’s employees and/or contractors on behalf of the Company. However, while available, none of these services are currently being offered and there is uncertainty as to when (if ever) these services will be delivered

.

Our mission is to help advance critical milestones in the future of communication technology.

How We Create Value for Clients

Our priorities are to manage and deliver our proprietary products in addition to the products and services of partner companies. Our broad inventory of partner companies’ products and services in collaboration with IBM, RedHat, TD/SYNNEX and Ingram Micro have increased our capacity and capability to be a total solutions provider.

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

Our partners’ products include:

	•	Asset Management Software
	•	Security Software
	•	Integration Software
	•	Automation Software
	•	Visualization Software
	•	Containerization Software

Our partners’ services include:

Broadband Telecom and Voice Services
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

Our Market Opportunity

We see our market opportunities as follows:

Opportunities in opening new markets for our proprietary software products with direct sales and recruiting value added resellers and eventually distributing our products on technology distribution platforms.

Opportunities to acquire companies with agnostic technologies that span across horizontal markets to expand our reach to drive revenue growth.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On November 19, 2024, the Company submitted a preliminary non-offering prospectus with the Ontario Securities Commission (OSC) and the British Columbia Securities Commission (BCSC) to enable the Company to become a reporting issuer pursuant to applicable securities legislation in British Columbia and Ontario notwithstanding that no sale of its securities in contemplated.

The Company has applied to list its Common Shares on the Canadian Stock Exchange (CSE) in October 2024. The CSE has not conditionally approved the listing of the Common Shares. Listing is subject to the Company fulfilling all the listing requirements of the CSE, and there is no guarantee that the CSE will provide approval for the listing of the Common Shares.

The Company does not have any of its securities listed or quoted, has not applied to list or quote its securities, and does not intend to apply to list or quote any of its securities, on the Toronto Stock Exchange, Cboe Canada Inc., or a marketplace outside of Canada and the United States.

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

During the year ended December 31, 2024, our cashflows in and out were positive with ending cash was at $52,544 and cash for the year ended December 31, 2023 was at negative $10. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. We are in the process of seeking additional equity financing in the form of private placements and in raising funds from registered securities to fund our intended business operations.

Management believes that if subsequent private placements are successful or we are successful in raising funds from registered securities, we will generate sales revenue consistent with the year ended December 31, 2024. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Results of Operations

At December 31, 2024, the Company was engaged in product development activities to continue to build a robust Intellectual Property (IP) portfolio, identifying resources for sales enablement and onboarding talents for sales and business development activities business activities. Due to a lack of funding, we have not fully deployed and implemented our Strategic Plan and our Plan of Operations.

While the Company has a current business model that it seeks to impart, we have not fully implemented our business model. We must raise debt or equity or a combination of both to fully implement the business strategies that support our business model and stay in business. In the event we do not raise any proceeds from either debt or equity or both, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining reporting status and to implement its planned business. We had $686,165 in revenue for the fiscal years ended December 31, 2024 and $0 in 2023.

Total operating expenses for the year ended December 31, 2024, were $124,685 as compared to total operating expenses for the year ended December 31, 2023 were $536,588, and a net loss for the year ended December 31, 2024 of $25,939 and a net loss for the year ended December 31, 2023 of $536,588. The net gain for the year ended December 31, 2024, is a result of Revenue of $686,165 offset by expenses including General and Administrative expenses of $35,981, Professional Fees of $16,961, and Compensation of 71,743. Conversely, the net loss for the year ended December 31, 2023, is a result of General and Administrative expenses of $3,375, Professional Fees of $41,298, and Compensation of $491,915 combined with no revenue for the year. The increase in expenses in 2024 as compared to 2023 is primarily due to a decrease in Professional Fees and Compensation Expenses and an increase in General and Administrative Expenses.

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

The Company’s principal place of business is 1330 Avenue of the Americas, 23rd Floor, New York, NY 10019

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Internet Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Internet Sciences Inc. (the Company) as of December 31, 2024, and 2023, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes  (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Phyphar Inc

We have served as the Company’s auditor since 2024.

Waldwick, NJ

March 30, 2025

PCAOB ID 6162

Internet Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	52,544	(10)
Receivables
Total Current Assets	$52,544	$(10)
Intellectual Property – Software	24,000	24,000
Total Non-Current Assets	$24,000	$24,000
TOTAL ASSETS	$76,544	$23,990
LIABILITIES AND EQUITY
Liabilities
Accounts Payable and Accrued Liabilities	101,225	93,557
Due to Related Party	74	1,992
Total Current Liabilities	$101,299	$95,549
Deferred Compensation Liabilities	18,000
Total Liabilities	$119,299	$95,549

STOCKHOLDER'S DEFICIT
Common Stock,0.001 par value 100,000,000 authorized
Common Stock Curing the year 2024, all stock was converted into a single class, for comparison purposes all Class A and B stock are merged as one unit for presentation purposes for the year 2023.	22,650	22,453
Additional Paid in Capital	938,586	884,041
Accumulated Deficit	(1,003,991)	(978,052)
Total Equity	$(42,755)	$(71,558)

TOTAL Liabilities and Stockholders' Deficit	$76,544	$23,990

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Income

	Year Ended
	December 31,
	2024	2023

Revenue	686,165	0
Cost of Sales	580,486	0
Gross Profit	105,679	0

Operating Expenses
General and Administrative	35,981	3,375
Professional Fees	16,961	41,298
Compensation	71,743	491,915
Total Operating Expenses	124,684	536,588

Operating Income (Loss)	(19,007)	(536,588)

Other Income (Expense)	(6,932)	0
Net Income (Loss) before Taxes	(25,939)	(536,588)

Income tax provision	0	0

Net Income (Loss) after Taxes	(25,939)	(536,588)
Net Income (loss) attributable to non-controlling interest	0	0

Net Income (Loss) attributable to Internet Sciences, Inc.	(25,939)	(536,588)

Net loss per share, basic and diluted	(0.00)	(0.03)
Basic and Diluted Weighted Average Common Shares Outstanding	22,650,200	20,869,875

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023

	Common Stock		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
					-		-
Balance - December 31, 2022	1,675,500	1,676	18,800,000	18,800	238,160	(441,464)	(182,828)
Shares for services officers and directors	1,825,000	1,825			470,590		472,415
Shares for Intellectual property	12,000	12			23,988		24,000
Shares for Related Party Debt	116,000	116	-	-	120,777	-	120,893
Shares for cash at $1.26 per share	24,200	24	-	-	30,526	-	30,550
Net Loss					-	(536,588)	(536,588)
Balance - December 31, 2023	3,652,750	3,654	18,800,000	18,800	884,041	(978,052)	(71,558)
Shares for services officers and directors	194,250	193	-	-	48,148	-	48,341
Exchange of Class B for Class A	18,800,000	18,800	(18,800,000)	(18,800)		-	-
Shares for cash at $2 per share	3,200	3	-	-	6,397	-	6,400
Net Gain (Loss)						(25,939)	(25,939)
Balance - December 31, 2024	22,650,200	22,650	-	-	938,586	(1,003,991)	(42,755)

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(25,939)	(536,588)
Adjustments to reconcile Net Income to Net Cash:
Stock Based Compensation	47,088	491,915
Changes in Assets and Liabilities	18,000
Accounts payable and accrued liabilities	7,669	(87,279)
Net cash used in operating activities	46,818	(131,952)

CASH FLOWS FROM INVESTING ACTIVIES
Cash used to acquire IP asset	-	(24,000)
Net cash used in investing activities	-	(24,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party	(1,919)	1,977
Stock Based Repayment of Related Company Debt	-	120,777
Other Issues of Common Stock	7,655	33,190
Net cash provided by financing activities	5,736	155,943

Net change in cash for the period	52,554	(10)
Cash at the beginning of the period	(10)	-
Cash at the end of the period	52,544	(10)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	-	-
Cash paid for interest	-	-

Non-Cash Investing and Financing Activity
Issuance of common shares for repayment of related party accruals	-	120,893

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Principles of Consolidation

The consolidated financial statements include the following subsidiaries:

		Ownership
	Country	Interest
Trine Digital Broadcasting Ltd	United Kingdon	49%
Institute of Technology, Informatics & Computer Analytics LLC (IoTICA)	USA	100%
Analygence Limited (AL)	United Kingdom	100%

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates, which prevailed at the balance sheet date and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in other income (expense), while translation gains (losses) are reported as other comprehensive income (loss). No foreign currency translation or transactions gains or losses were recognized during the years ended December 31, 2024 or 2023 due to the absence of operations in the UK subsidiaries.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Variable Interest Entities

The Company held a 49% non-controlling interest in Trine Digital Broadcasting Ltd (TDB) as it is solely a party of interest in providing funding to TDB broadcasting projects. Ownership of the intellectual property assets are to remain with TDB. TDB is deemed a variable interest entity (“VIE”) as defined in ASC 810-10-25-38, “Consolidation of Variable Interest Entities.” ASC 810 requires a VIE to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns because of holding variable interests. As ISI owns 49% of the VIE and the founder (CEO) majority shareholder (a related party) of ISI controls the remaining 51%, ISI has been determined to be the primary beneficiary of this VIE. The VIE was formed to expand the business of ISI into the United Kingdom. There are no formal explicit arrangements as of December 31, 2024, that require ISI to provide financial support to the VIE, although financial support is implied by the relationship. There were no assets or liabilities of the VIE as of December 31, 2024 and 2023. The Company has not provided funding to TDB during 2023 and 2024; therefore, there have been no operations.

TDB was dissolved in July 2024 as ISI discontinued its efforts to publish its broadcast software for HBB TV in the United Kingdom. There was no financial impact to ISI from the dissolution.

Cash and Cash Equivalents

In liquid investments with maturity of three months or less are considered cash equivalents. The Company places its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 insures each the Company’s accounts at these institutions. As of December 31, 2024 and 2023, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

The company did not have any Financial Instruments at or as of December 31, 2024 or December 31, 2023, which would require a fair value assessment.

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

The Company will recognize revenue as it transfers control of promised services to its customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company is in its early stage and had no revenues during years ended December 31, 2023 and 2022. The Company had revenue during December 31, 2024.

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

As of December 31, 2024, and December 31, 2023, Management based on the above criteria has not impaired the useful life of the intangible asset, the intellectual property asset, as reported upon the Balance Sheet. Management evaluates the assets yearly for impairment based on the guidelines, effectiveness, and changes within the industry.

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

As of and for the years ended December 31, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions, or significant unrecognized uncertain tax positions.

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

As of 2024, Compensation is recorded on the income statement with respect to Salaries & Wages.  The compensation is subject to all taxes as payable on wages paid to an employee.  The company will be filing all necessary federal, state, and local payroll forms as required in the subsequent year, 2025.  Accruals for employer taxes are made within the financial statements for estimated employer payroll taxes owed on the compensation paid.

Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2024 and 2023, as the Company did not have potentially dilutive instruments outstanding. During the year 2024, all stock was converted into single class, for comparison purposes all Class A,B stock are merged as one unit for presentation purposes for the year 2023.

Net loss per share for each class of common stock is as flows:

	Year Ended
	December 31,
	2024	2023
Net loss per share, basic and diluted	(0.00)	(0.03)
Net loss per common shares outstanding:
Common stock - Class A	(0.00)	(0.03)
Total of Class A and Class B	(0.00)	(0.03)

Weighted average shares outstanding:
Class A common stock	22,650,200	20,312,235
Total weighted average shares outstanding	22,650,200	20,312,235

Company did not have potentially dilutive instruments outstanding.

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

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of December 31, 2024, the Company had an accumulated deficit of $1,003,991. Cash Flow indicates negative cash provided by operations. For the year ended December 31, 2023, the Company had a net loss of $536,588, with the issuance of equity to cover compensation, and financing activities. The Company indicates working capital deficiencies for the year ended December 31, 2024 to be $48,755.  These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon initiating sales, obtaining additional capital, and financing. The Company plans to raise funds through its planned Initial Public Offering and through post listing financing pursuant to an approved CSE listing. There is currently no public market for the company’s common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2024 and 2023, the Company’s CEO advanced $4,862 and $115,908, respectively, in non-interest-bearing demand loans to the Company, and was repaid $120,893 and $0, respectively. As of December 31, 2023 and 2022, there were $1,992 and $115,908, respectively, due to the Company’s CEO.

During the years ended December 31, 2023 and 2022, the Company issued 1,825,000 and 209,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.25 (2024), and $0.26 (2023) per share, for total compensation of $65,088 and $472,415 during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2022, the company’s CEO had advanced $120,893 in non-interest bearing demand loans to the company. In 2023, the company issued 116,000 worth of Class A common stock to the Company’s CEO in repayment of the advances made to the company in 2022. Those shares were valued at $1.04 per share for a total repayment amount of $120,893.

NOTE 5 - INCOME TAXES

For the years ended December 31, 2024 and 2023, the local (“United States of America”) and foreign components (“United Kingdom”) of loss before income taxes were comprised of the following:

	For the Year Ended
	December 31,
	2024	2023
Tax jurisdiction from:
- Local	$(25,939)	$(536,588)
- Foreign	-	-
Loss before income taxes	$(25,939)	$(536,588)

United States of America

Internet Sciences Inc. is registered in the State of Delaware and is subject to the tax laws of United States of America. The components of the Company’s deferred tax asset and reconciliation of income taxes are computed at the new statutory rate of 21% to the income tax amount recorded as of December 31, 2024 and December 31, 2023.

As of December 31, 2024, the operations in the United States of America had incurred $1,003,991 of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039 if unutilized. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code.

The Company has provided for a full valuation allowance against the deferred tax assets of $210,838 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

United Kingdom

The Company’s subsidiary operating in United Kingdom are subject to the United Kingdom Profits Tax at a standard income tax rate of 19% on the assessable income arising in United Kingdom during its tax year. During the years ended December 31, 2024 and 2023, the operating activity of subsidiary was $0.

NOTE 6 - EQUITY

Prior to September 2024 the Company has authorized 100,000,000 shares of common stock, par value of $0.001 per share, with 81,200,000 shares of common stock -class A designated and 18,800,000 shares of common stock -class B designated. Each holder of common stock-class A and common stock-class B is entitled to one vote and three votes, respectively, for each such share outstanding in the holder’s name.

In September 2024 the Company’s Board of Directors resolved to convert all of its issued and outstanding Common Stock B shares of 18,800,000 to Common Stock A shares. The shares were converted on a one-for-one basis with a cast basis for Common Stock B Shares at 2 cents per share. Common Stock B shares and Common Stock A shares had the same par value of $0.001 per share. All Common Stock A shares are entitled to one vote for each share outstanding in the holder’s name.

Common Stock- class A

During the years ended December 31, 2024 and 2023, the Company issued 194,250 and 1,825,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.25 (2024) and $0.26 (2023) per share, for total compensation of $47,088 and $472,415 during the years ended December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 3,200 and 24,200 shares of Class A common stock for cash. The shares were valued at fair market value of $2.00 (2023) and $1.26 (2022) per share for total proceeds of $6,400 and $30,550 during the years ended December 31, 2024 and 2023, respectively.

During the year December 31, 2024, the company issued 18,800,000 shares of Class A common stock to holders of Class B common stock to convert the shares on a one-for-one basis with a cost basis for Common Stock B Shares at 2 cents per share.

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

As of December 31, 2024 and 2023, the Company had 22,650,200 and 3,652,750 shares of common stock-class A issued and outstanding, respectively. Had the Common Stock B shares been converted in December of 2023, the company would have had 22,452,750 of Common Stock A shares issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated events occurring from December 31, 2024, through the date these financial statements were issued and noted the following item(s) require disclosure:

On February 18, 2025, the Company filed an Amended and Restated Preliminary Prospectus with the BCSC and OSC since the company failed to obtain a cleared prospectus upon its 90th anniversary day from the initial filing date of the preliminary prospectus.  This filing serves as a 90-day extension that allows the Company to resolve all outstanding comments from both the OSC and CSE to allow the Company be rendered a cleared prospectus to proceed with the CSE listing.

As of March 2025, The Company is in process of filing all necessary payroll forms with the appropriate regulatory agencies.  The filings may be subject to penalties and interest on amounts due for compensation issued during the year 2024.  Penalties and Interest have not been calculated for reporting purposes, as the amounts are undeterminable as of the issue date of the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2024, management determined that there are material weaknesses that occurred over our internal control over financial reporting as discussed below.

The matters relating to internal controls and procedures that the Company’s management considered to be material pillars under the standards of the Public Company Accounting Oversight Board were:

(1)

A functioning audit committee with a majority of outside directors on the Company’s board of directors, resulting in effective oversight in the establishment and monitoring of required internal controls and procedures.

The company has had a functioning Audit Committee during January 1, 2024 to date, comprised of 100% independent Directors who have been appointed each year by a Board of Directors comprised of a majority of independent Directors who have been elected or re-elected by proxy solicitation for the 2024 calendar year board service term  and 2025 calendar year board service term by third party proxy solicitors and the results of these elections have been reported publicly via SEC filings.

(2)	Adequate segregation of duties consistent with control objectives.

The company has maintained segregation of duties where the person paying for account payable and account receivable invoices is not the same person entering invoices in the company’s general ledger account or create the company’s books and records or perform bank reconciliation

(3)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

While the Company has taken steps to write policies and procedures for accounting and financial reporting with respect to the application of US GAAP and SEC disclosures, however these policies are not complete due to CFO turnover in 2024. We are currently approaching completeness.

(4)	ineffective controls over the period end financial disclosure and reporting processes.

The Company has taken steps to cure controls effectiveness. We have retained the same auditor, who is in good standing with the PCAOB as last year. However there has been continued turnover of the CFO. We do not expect the CFO to turn over again in the foreseeable future.

Due to the material weaknesses identified in (3) and (4) above, management concluded that our internal controls over financial reporting were not effective as of December 31, 2024.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (3) and (4) above did not have an effect on the Company’s previously reported financial results and currently reported financial results.

We are committed to improving our financial organization. As part of this commitment, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Identification of directors and executive officers

Our directors serve until their successor are elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serve until their successor(s) is duly elected and qualified, or until they are removed from office. The Board of Directors has a Nominating Committee, an Audit Committee, a Compensation Committee, a Governance Committee and Science & Technology Committee. The Company’s current Audit Committee consists of our 100% independent directors.

The name, address, age and position of our present officers and directors is set forth below:

Name	Age	Position(s)
Lynda Chervil	54	Chief Executive Officer, President, Director

1 The person named above held this office from May 20, 2016, and is expected to hold her offices/positions at least until the next annual meeting of our stockholders.

DeeAnn M Cain	47	Chief Financial Officer
Drew Barnholtz	51	Corporate Secretary
Mark L Deutsch	64	Director
Mark Maybury	59	Director
Lisa Jonhson Pratt	60	Director
Kenneth D Sanders	65	Director
Michael Kahn	55	Director
Dimitrius Hutcherson	64	Director

Significant Employees

The Company does, at present, have employees other than the current officers with employment agreements.

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

Item 11. Executive Compensation.

During the years ended December 31, 2024 and 2023, the Company issued 149,000 and 136,000 shares of common stock -class A for services rendered by Executives and Directors at fair market value of $0.25 (2024) and $0.26 (2023), for total compensation of $37,375 and $48,500, respectively.

Ms. Chervil’s address is 1330 Avenue of the Americas, 23rd Floor, New York, New York 10019.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2024 and 2023.

	STOCK AWARDS
Name and Principal Position	Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lynda Chervil	2024	-	-	-	-
President, Chief Executive Officer, and Chairman of Board of Directors	2023	-	-	-	-
David Johnson	2024	-	-	-	-
Chief Technology Officer
Matthew Liotine		-	-	-	-
Chief Technology Officer	2023	-	-	-	-
Karen Hernandez	2024	-	-	-	-
Chief Financial Officer
Dennis Irby		-	-	-	-
Chief Financial Officer	2023	-	-	-	-
Drew Barnholtz	2024	-	-	-	-
Chief Legal Counsel and Corporate Secretary

There were no grants of stock options since inception to the date of this Form 10-K.

We do have a long-term incentive plan that provides compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan in 2024. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this plan may be administered by a third party administrator or by the Compensation Committee appointed by the board or a committee appointed by the board. The Compensation Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan; however, the Company has adopted an incentive plan which is broad and includes Stock Award, Restricted Share Units, Performance Shares, Phantom Stock and Stock Options.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the periods ending December 31, 2024 and 2023.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lynda Chervil	2024	-	3,750	-	-	-	-	3,750
	2023	-	206,500	-	-	-	-	206,500
Mark Deutsch	2024	-	3,750	-	-	-	-	3,750
	2023	-	1,875	-	-	-	-	1,875
Michael Kahn	2024	-	3,750	-	-	-	-	3,750
	2023	-	1,875	-	-	-	-	1,875
Mark Maybury	2024	-	3,750	-	-	-	-	3,750
	2023	-	2,500	-	-	-	-	2,500
Lisa Johnson Pratt	2024	-	3,750	-	-	-	-	3,750
	2023	-	1,875	-	-	-	-	1,875
Kenneth Sanders	2024	-	3,750	-	-	-	-	3,750
	2023	-	1,875	-	-	-	-	1,875
David Beck	2024	-	1,875	-	-	-	-	1,875
		-		-	-	-	-
Dimitrius Hutcherson	2024	-	3,750	-	-	-	-	3,750
		-		-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 22,650,200 shares of Class A common stock issued and outstanding as of December 31, 2024.

	Name and	Nature of
	Address	Amount and
	Beneficial	Beneficial	Percent of
Title of Class	Owner[2]	Owner	Class

Class A Common Stock	Lynda Chervil[1]	13,899,700	61.4%
Class A Common Stock	All Officers & Directors	14,166,200	62.5%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2024 and 2023, the Company issued 149,500 and 1,825,000 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.25 (2024) and $0.26 (2023) per share, for total compensation of $37,375 and $472,415 during the years ended December 31, 2024 and 2023, respectively.

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

Item 14. Principal Accounting Fees and Services.

During the fiscal years ended December 31 2024, and 2023, we incurred $6,500 and $4,800, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our annual financial statements and interim reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Certificate of Amendment [1]
3.2	By-Laws of Internet Sciences Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Internet Sciences Inc.

Date: March 31, 2025	By:	/s/ Lynda Chervil
Lynda Chervil
Executive Chairman

Date: March 31, 2025	By:	/s/ DeeAnn M. Cain, CPA
DeeAnn M. Cain
Chief Financial Officer

