Form 10-Q
period 2025-03-31
INTERNET SCIENCES INC.
filed 2025-05-15
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

000-55897

Commission File Number

Internet Sciences Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-2775456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas, 23rd Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2025, we had 22,650,200 Class A shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$25,058	$52,544

Total Current Assets	25,058	52,544
Intellectual property – software	24,000	24,000
Deferred Compensation	31,668	-
Total Long-Term Assets	55,668	24,000
Total Assets	$80,726	$76,544

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$93,044	$101,225
Due to related party	90	74
Total Current Liabilities	93,134	101,299
Deferred Compensation Liabilities	49,668	18,000
Total Liabilities	142,802	119,299

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock, 22,650,200 shares issued and outstanding at March 31, 2025 and December 31, 2024	22,650	22,650
Additional paid-in capital	938,586	938,586
Accumulated deficit	(1,023,312)	(1,003,991)
Total stockholders’ deficit	(62,075)	(42,755)

TOTAL Liabilities and Stockholders’ Deficit	$80,726	$76,544

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue	$-	$-

Operating Expenses:
General and administrative	17,827	877
Professional fees	1,614	7,000
Compensation	0	8,625
Total operating expenses	19,441	16,502

Operating Loss	(19,441)	(16,502)

Other income (expense)	121	-

Net loss before taxes	(19,320)	(16,502)

Income tax provision	-	-

Net Loss	$(19,320)	$(16,502)

Net loss attributable to:
Internet Sciences, Inc.	(19,320)	(16,502)
Non-controlling interest	-	-

Comprehensive Loss	$(19,320)	$(16,502)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	22,650,200	21,355,662

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Three and Three months ended March 31, 2025 and 2024

(Unaudited)

	Common A		Common B		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2023	3,652,750	3,653	18,800,000	18,800	884,041	(978,052)	(71,778)

Compensation	52,500	53	-	-	13,073		13,125
Net Loss						(16,502)	(16,502)

Balance March 31, 2024	3,705,250	3,706	18,800,000	18,800	897,114	(994,554)	(75,155)

Net Loss					-	88,246	88,246

Balance at June 30, 2024	3,705,250	3,706	18,800,000	18,800	897,114	(906,308)	13,091

Sale of Stock	1,600	2			3,198		3,200
Stock Swap B to A	18,800,000	18,800	(18,800,000)	(18,800)
Net Loss					-	(42,481)	(42,481)

Balance at September 30, 2024	22,506,850	22,507			900,292	(948,789)	(26,190)

Sale of Stock	1,600	2			3,198		3,200
Compensation	141,750	142			35,296		35,438
Net Loss						(55,202)	(55,202)

Balance at December 31, 2024	22,650,200	22,650			938,786	(1,003,991)	(42,755)

Net Loss						(19,320)	(19,320)

Balance March 31, 2025	22,650,200	22,650			938,786	(1,023,312)	(62,075)

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,320)	$(16,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	23,503	2,500
Net cash provided (used) in operating activities	4,182	(14,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred Compensation	(31,668)	0
Net cash used in investing activities	(31,668)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	0	1,098
Other Issuance of Common Stock	0	13,125
Net cash provided by financing activities	0	14,223

Net change in cash for the period	(27,486)	221
Cash at beginning of period	52,544	(10)
Cash at end of period	$25,058	$211

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of Non-cash Investing and Financing Activities:
Issuance of common shares for repayment of debt, related party	$0	$0
Issuance of common shares for acquisition of intellectual property – software	$0	$0
Forgiveness of accrued wages, related party	$0	$0

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Three months ended March 31, 2024 and 2025

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

See “Business of the Company”.

CORPORATE STRUCTURE

The Company was incorporated under the laws of the State of Delaware on May 20, 2016. The head office is located at 1330 Avenue of Americas, 23rd Floor, New York, NY 10019 and its registered agent office in the State of Delaware is 8 The Green, Suite A, Dover, Delaware 19901.

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

8

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

These services are provided through the Company’s partnership with TD/SYNNEX, one of the largest global technology distributors, and potentially similar partnership arrangements that the Company may enter in the future. Through this arrangement, the Company would perform the marketing and sales activities under a white label program as the Company’s proprietary services being offered, while technical delivery of the services would be performed by TD/SYNNEX’s employees and/or contractors on behalf of the Company. However, while available, none of these services are currently being offered and there is uncertainty as to when (if ever) these services will be delivered.

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

In June 2020, AL was formed in UK as an extension of IoTICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the three months ended March 31, 2025 or 2024. There were no assets and liabilities of TDB and AL as of March 31, 2025 or December 31, 2024.

Trine Digital Broadcasting Ltd was dissolved in July 2024 as ISI discontinued its efforts to publish its broadcast software for HBB TV in the United Kingdom. There was no financial impact to ISI from the dissolution.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Foreign Currency

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL is the British pound. On consolidation, the subsidiaries translate their assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translate their revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in earnings, while differences arising from translation of balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the three months ended March 31, 2025, or 2024 due to the absence of operations in the UK subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results for the full year ended December 31, 2025.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the three months ended March 31, 2025, and 2024, have been made.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2025 and December 31, 2024, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Net loss per share for each class of common stock is as follows:

Schedule of Earnings Per Share
	Three Months Ended
	March 31,
	2025	2024
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock	$(0.00)	$(0.00)

Weighted average shares outstanding:
Common stock	22,650,200	20,740,764

For the three months ended March 31, 2025 and 2024, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2025, the Company had an accumulated deficit of $1,023,312 and a working capital deficiency of $68,075. For the three months ended March 31, 2025, the Company had a net loss of $19,320 and cash provided in operating activities of $4,182. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on securing loans from traditional and non-traditional lenders, private market raise and last  through its planned Initial Public Offering . There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025 and 2024, the Company received advances from its CEO totaling $16 and $3,089, respectively. and made no repayments. Amounts owed to the CEO at March 31, 2025 and December 31, 2024 totaled $90 and $74, respectively.

NOTE 4 – EQUITY

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

In September 2024 the Company’s Board of Directors resolved to convert all of its issued and outstanding Common Stock B shares of 18,800,000 to Common Stock A shares. The shares were converted on a one-for-one basis. Common Stock B shares and Common Stock A shares had the same par value of $0.001 per share. All Common Stock A shares are entitled to one vote for each share outstanding in the holder’s name.

Common Stock - Class A

As of March 31, 2024 and December 31, 2024, the Company had 22,650,200 shares of common stock-class A issued and outstanding.

During the three months ended March 31, 2025, the Company did not issue any shares of class A common stock.

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

NOTE 5 – INTELLECTUAL PROPERTY

During the three months ended March 31, 2023, the Company acquired software from a third-party in exchange for 12,000 shares of common stock valued at $2.00 per share for total software cost of $24,000. The Company intends to upgrade and commercialize the software, and estimates the useful life of the software to be 7 years, over which it will amortize it ratably once the software is put in use. No amortization or impairment has been recorded on the software through March 31, 2025.

NOTE 6 – SUBSEQUENT EVENTS

Management has assessed subsequent events from March 31, 2025 through the date the financial statements were issued, the company is implementing is the 83i and 83b election process to address the deferred compensation in the financial statements.

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

The Company’s principal place of business is 1330 Avenue of the Americas, 23rd Floor, New York, New York 10065

Our Outlook

We are an early-stage company, we commenced planned principal operations in the last 15 months. Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital. We have generated minimal revenue from operations. The Company’s activities during this early stage are subject to significant risks and uncertainties.

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

Results of Operations

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

Revenue

The Company is considered to be an early-stage company. There were no revenues generated during the three months ended March 31, 2025 or 2024.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended March 31, 2025 were $19,441, an increase of $2,939 from total operating expenses and loss from operations for the comparable three months ended March 31, 2024 of $16,502. The increase is due primarily to the Companies ongoing efforts to be listed on the Canandian Stock Exchange $15,292 in 2025 offset by, professional fees $6,531 lower for the three months ended March 31, 2024 than they were for the three months ended March 31, 2025.

Other Income (Expense)

Other Income for the three months ended March 31,2025 was Interest Income of $121. There was no other income (expense) for the three months ended March 31, 2024.

Net Loss and Net Comprehensive Loss

We reported a net loss and net comprehensive loss of $19,320 and $16,502 for the three months ended March 31, 2025 and 2024, respectively, due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2025 and December 31, 2024, we had a cash balance of $25,058 and $211 respectively, and our working capital deficit was $68,075 and $98,935 respectively.

Accrued expenses and accounts payable were $93,134 and $99,146 as of March 31, 2025, and December 31, 2024, respectively. Accrued expenses and accounts payable for related parties were $90 and $3,089 as of March 31, 2025 and December 31, 2024, respectively.

The Company is considered to be an early-stage company and we had no sales during the three months ended March 31, 2025 and 2024. Thus, net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We are unsure if we will be profitable in 2025. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2025 amounted to $4,182 and was attributable to our net loss of $19,320 offset by an increase in accounts payable and accrued liabilities of $23,503.

Investing Activities

Net cash flows used in invest activities for the three months ended March 31,2025 amounted to $31,668 and was attributable to deferred compensation. The Company did not engage in any investing activities during the three months ended March 31, 2024.

Financing Activities

The Company did not engage in any financing activities during the three months ended March 31, 2025. Net cash flows provided by financing activities were $14,222 for the three months ended March 31, 2024, consisting of a $1,097 advance from our CEO and the issuance of 52,500 shares of Class A common stock for proceeds of $13,125.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of March 31, 2025 our disclosure controls and procedures were effective due to the correction of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were several changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2025, that have improved our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

No shares of common stock were sold or otherwise issued by the Company during the three months ended March 31, 2025.

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

Internet Sciences Inc.

Date: May 14, 2025	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ DeeAnn Cain
Chief Financial Officer

