Form 10-Q
period 2025-06-30
INTERNET SCIENCES INC.
filed 2025-08-14
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______              .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2025, we had 23,943,500 Class A shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$9,468	$52,544

Total Current Assets	9,468	52,544
Intellectual property – software	24,000	24,000
Deferred Compensation	522,327	-
Total Long-Term Assets	546,327	24,000
Total Assets	$555,795	$76,544

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$85,484	$101,225
Due to related party	470	74
Total Current Liabilities	85,954	101,299
Deferred Compensation Liabilities	15,225	18,000
Total Liabilities	101,179	119,299

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock, 23,943,500 and 22,650,200 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	23,944	22,650
Additional paid-in capital	1,480,795	938,586
Accumulated deficit	(1,050,122)	(1,003,991)
Total stockholders’ Equity	454,616	(42,755)

TOTAL Liabilities and Stockholders’ Equity	$555,795	$76,544

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	0	686,165	0	686,165
Cost of Sales	0	579,636		579,636
Gross Profit	0	106,529	0	106,529

Operating Expenses	3,002	783	20,829	1,659
Professional Fees	23,839	2,500	25,453	9,500
Compensation	(26)	15,000	(26)	23,625
Total Operating Expenses	26,816	18,283	46,257	34,784

Operating Income (Loss)	(26,816)	88,246	(46,257)	71,744

Other Income (Expense)	5	0	126	0

Net gain (loss) before taxes	(26,811)	88,246	(46,131)	71,744

Income Tax Provision	0	0	0	0

Net Income (Loss)	(26,811)	88,246	(46,131)	71,744

Net Income (Loss) attributable to:
Internet Sciences, Inc.	(26,811)	88,246	(46,131)	71,744
Non-Controlling Interest	0	0	0	0

Comprehensive Income (Loss)	(26,811)	88,246	(46,131)	71,744

Basic and diluted net income (loss) per share	0.00	(0.00)	0.00	(0.00)
Basic and diluted weighted average common shares outstanding	23,943,500	21,803,764	23,943,500	21,803,764

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Six months ended June 30, 2025 and 2024

(Unaudited)

	Common A		Common B		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2023	3,652,750	3,653	18,800,000	18,800	883,821	(978,052)	(71,778)

Compensation	194,250	194	-	-	48,369		48,562
Sale of Stock	3,200	3.2			6,397		6,400
Stock Swap B to A	18,800,000	18,800	(18,800,000)	(18,800)			0
Net Income (Loss)					-	(25,939)	(25,939)

Balance at December 31, 2024	22,650,200	22,650			938,586	(1,003,991)	(42,755)

Net Loss						(19,320)	(19,320)

Balance March 31, 2025	22,650,200	22,650			938,586	(1,023,312)	(62,075)

Compensation	1,293,100	1,293.1			541,809		543,102
Sale of Stock	200	0	-	-	400		400
Net Income (Loss)						(26,811)	(26,811)

Balance at June 30, 2025	23,943,500	23,944			1,480,795	(1,050,123)	454,616

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(46,131)	$88,246
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Stock Based Compensation	-	23,625
Increase in accounts payable and accrued liabilities	(18,120)	(113,485)
Net cash provided (used) in operating activities	(64,251)	(1,614)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred Compensation	(522,327)	0
Net cash used in investing activities	(522,327)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	0	1,603
Other Issuance of Common Stock	543,502
Net cash provided by financing activities	543,502	1,603

Net change in cash for the period	(43,076)	(11)
Cash at beginning of period	52,544	211
Cash at end of period	$9,468	$200

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of Non-cash Investing and Financing Activities:
Issuance of common shares for repayment of debt, related party	$0	$0
Issuance of common shares for acquisition of intellectual property – software	$0	$0
Forgiveness of accrued wages, related party	$0	$0

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Six months ended June 30, 2024 and 2025

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

The Company currently has four products, which are part of its intellectual property assets pipeline: DataClenz API is an IoT based data cleansing API and IoTIMAX API which is an IoT based data optimization API. Both products began commercialization efforts during April 2025. As currently published on AWS Marketplace, both products are currently undergoing the technical review to be published on IBM Cloud Catalog. The remaining two products, DataClenz software and IoTMAX software, are companion products to the APIs but can be sold separately. The development of DataClenz and IoTIMAX software is expected to be completed during the second half of 2025. The

The Company’s products are intended to target middle market and enterprise grade companies across multiple business segments. Since its products are agnostic, they could be horizontally integrated across multiple industries. However, the Company specifically targets IoT opportunities, which include connected devices and systems, information exchange and solutions to address business challenges, each as outlined below.

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

With respect to business challenges, the Company’s products and are designed to assist businesses address issues related to data integrity, data reliability, data collection and optimizing data collected from edge devices for decision management. As an emerging technology company with its suite of proprietary products, the Company sees that increasing the adoption rate of its products is will be challenging unless significant sales and marketing efforts are deployed across multiple touch points including, a direct sales team, distribution by technology distributors for both private and public markets, sales channel development tor recruit resellers and potential joint ventures with Original Equipment Manufacturers ( OEM).

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

(b)	The Company also intends to utilize partner resources (IBM, AWS and Carahsoft that support sales activities as “pull marketing strategies” to

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

3.	Leveraging its distributorship with Carahsoft, AWS Marketplace and IBM Cloud Catalog with co-marketing efforts as may be applicable.

Once the Company’s products are fully commercialized, management expects that its revenue mix will be 20% from its proprietary products and 80% from partnering with others as a solution provider and service provider for 2025. In the years from 2026 to 2029, the Company expects an incremental shift towards more revenue coming from its proprietary products.

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

Services

The Company also offers a range of white label engineering, technical solutions and services through its principal resell partner, TD/SYNNEX. These include services in the following categories, each of which are available on a global basis:

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

Our Corporate Strategy

The Company’s corporate strategy focuses on executing a two-tier growth strategy:

a. Growth by acquiring existing revenue producing companies with operations in the technology spaces in which they operate, a critical mass of customers, ownership of key intellectual property assets and that provide critical services to business and government customers.

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

In June 2020, AL was formed in UK as an extension of IoTICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the six months ended June 30, 2024. There were no assets and liabilities of TDB and AL as of December 31, 2024.

Trine Digital Broadcasting Ltd was dissolved in July 2024 as ISI discontinued its efforts to publish its broadcast software for HBB TV in the United Kingdom. There was no financial impact to ISI from the dissolution.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Foreign Currency

The Company’s functional and reporting currency is the United States dollar. The functional currency of TDB and AL was the British pound. On consolidation, the subsidiaries translate their assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translate their revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in earnings, while differences arising from translation of balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the six months ended June 30, 2025, or 2024 due to the absence of operations in the UK subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the operating results for the full year ended December 31, 2025.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the six months ended June 30, 2025, and 2024, have been made.

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

While the VIE has ceased to exist as of July 2024, its business narrative will continue to appear in 10Q and 10K reports through 12/31/2025 since the Company will continue to produce quarter over quarter financial statements and year over year financial statements comparison for all 10Q and 10K produced for 2025. The company believes historical context is needed by viewers of the 2025 10Q and 10K reports as the VIE will continue to be included in quarter over quarter and year over year financial statements for the period ending 3/31/2025, 6/30/20255, 9/30/2025 and 12/31/2025.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2025 and December 31, 2024, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Net loss per share for each class of common stock is as follows:

Schedule of Earnings Per Share
	Six Months Ended
	June 30,
	2025	2024
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock	$(0.00)	$(0.00)

Weighted average shares outstanding:
Common stock	23,943,500	21,803,764

For the six months ended June 30, 2025 and 2024, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2025, the Company had an accumulated deficit of $1,050,123 and a working capital deficiency of $76,486. For the six months ended June 30, 2025, the Company had a net loss of $46,131 and cash used in operating activities of $64,251. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on securing loans from traditional and non-traditional lenders, private market raises, convertible debts after its CSE listing if approved and last through its planned Initial Public Offering (IPO) after its CSE listing. The Company’s IPO registration statement was rendered effective on 12/22/21 by the SEC, however the Company delayed pursuing its IPO. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2025 and 2024, the Company received advances from its CEO totaling $396 and $1,603, respectively. and made no repayments in the six months ended June 30, 2025 and made repayments of $1,486 in the six months ended June 30, 2024. Amounts owed to the CEO at June 30, 2025 and December 31, 2024 totaled $396 and $74, respectively.

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

Common Stock - Class A

As of June 30, 2025 and December 31, 2024, the Company had 23,943,500 and 22,650,200 shares of common stock-class A issued and outstanding, respectively.

During the six months ended June 30, 2025, the Company issued 1,293,100 shares of class A common stock for services rendered by Directors, Officers and other employees. During the six months ended June 30, 2024, the Company issued 52,500 shares of class A common stock to Directors of the Board for $13,125 in services.

NOTE 5 – INTELLECTUAL PROPERTY

During the three months ended March 31, 2023, the Company acquired software from a third-party in exchange for 12,000 shares of common stock valued at $2.00 per share for total software cost of $24,000. The Company intends to upgrade and commercialize the software, and estimates the useful life of the software to be 7 years, over which it will amortize it ratably once the software is put in use. No amortization or impairment has been recorded on the software through June 30, 2025.

NOTE 6 – SUBSEQUENT EVENTS

On July 14, 2025, the Company has finalized an Aggregator Agreement with Carahsoft as its distributor for its proprietary products in the commercialization phase, DataClenz API and IoTIMAX API. Carahsoft is one of the largest global technology distributors for government and public sector markets.

NOTE 7 – 83(i) ELECTION

Sec. 83(i) provides an election that allows a qualified employee to defer the inclusion of income from the exercise of an RSU or option of the qualified stock to the point of vesting.  The company will recognize the amount of compensation upon the vesting date. The company will deduct the salary compensation upon the vesting date.  Until the point of vesting, the company is reporting the deferred salary of: $522,327 upon the balance sheet.

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

Trine Digital Broadcasting Ltd (TDB) was dissolved in July 2024 as ISI discontinued its efforts to publish its broadcast software for HBB TV in the United Kingdom. There was no financial impact to ISI from the dissolution. While  TDB  has ceased to exist as of July 2024, its business narrative will continue to appear in 10Q and 10K report through 12/31/2025 since the Company will continue to produce quarter over quarter financial statements and year over year financial statement for all 10Q and 10K produced for 2025 to provide historical context to the viewers of the 2025 10Q and 10K reports as the VIE will continue to be included in quarter over quarter and year over year financial statements for the period ending 3/31/2025, 6/30/20255, 9/30/2025 and 12/31/2025.

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

Results of Operations

Six months ended June 30, 2025, compared to the six months ended June 30, 2024

Revenue and Cost of Sales

During the six months ended June 30, 2025, and June 30, 2024, the company earned revenues of $0 and $686,164 respectively. The cost associated with the revenues earned in the six months ended June 30, 2024, was $579,636.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the six months ended June 30, 2025 were $46,131, a decrease of $117,875 from total operating expenses and gain from operations for the comparable six months ended June 3, 2024 of gain $71,744. The decrease is due primarily to the Company’s lack of revenue in 2025comparied with revenue of $686,165 in 2025, the ongoing efforts to be listed on the Canadian Stock Exchange $18,606 in 2025.

Other Income (Expense)

Other Income for the six months ended June 30 ,2025 was Interest Income of $126. There was no other income (expense) for the six months ended June 30, 2024.

Net Loss and Net Comprehensive Loss

We reported a net loss and net comprehensive loss of $46,131 for the six months ended June 30, 2025 and net comprehensive income of $71,744 for the six months ended June 30, 2024, due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2025 and December 31, 2024, we had a cash balance of $9,468 and $211 respectively, and our working capital deficit was $76,486 and $98,935 respectively.

Accrued expenses and accounts payable were $101,179 and $99,146 as of June 30, 2025, and December 31, 2024, respectively. Accrued expenses and accounts payable for related parties were $470 and $3,089 as of June 30, 2025 and December 31, 2024, respectively.

The Company is considered to be an early-stage company and had no sales during the six months ended June 30, 2025. The Company generated its first and only revenue to date during the six months ended June 30, 2024. Thus, net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We are unsure if we will be profitable in 2025. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating Activities

Net cash flows used by operating activities for the six months ended June 30, 2025 amounted to 64,251 and was attributable to our net loss of $46,131 in addition to an increase in accounts payable and accrued liabilities of $18,120.

Investing Activities

Net cash flows used in invest activities for the six months ended June 30, 2025 amounted to $522,327 and was attributable to deferred compensation. The Company did not engage in any investing activities during the six months ended June 30, 2024.

Financing Activities

Net cash flows provided by finance activities were $543,502 for the six months ended June 30, 2025 consisting of the issuance of 1,293,100 shares for services rendered for $543,102 and the sale of 200 shares for $400. Net cash flows provided by financing activities were $14,222 for the six months ended June 30, 2024, consisting of a $1,097 advance from our CEO and the issuance of 52,500 shares of Class A common stock for proceeds of $13,125.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of June 30, 2025 our disclosure controls and procedures were effective due to the correction of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were several changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2025, that have improved our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

No shares of common stock were sold or otherwise issued by the Company during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

The Company filed a non-offering prospectus on May 26, 2025 with the Ontario Securities Commission (OSC) to continue to pursue its strategic goal to be listed on the Canadian Stock Exchange (CSE).

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

Internet Sciences Inc.

Date: August 14, 2025	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ DeeAnn M. Cain CPA
Chief Financial Officer

