Form 10-Q
period 2025-09-30
INTERNET SCIENCES INC.
filed 2025-11-14
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2025, we had 23,943,500 Class A shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$8,658	$52,544

Total Current Assets	8,658	52,544
Intellectual property – software	24,000	24,000
Deferred Compensation	594,462	-
Total Long-Term Assets	618,462	24,000
Total Assets	$627,120	$76,544

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$117,682	$101,225
Due to related party	470	74
Total Current Liabilities	118,152	101,299
Deferred Compensation Liabilities	87,360	18,000
Total Liabilities	205,512	119,299

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized,
Common Stock, 23,943,500 and 22,650,200 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	23,944	22,650
Additional paid-in capital	1,480,795	938,586
Accumulated deficit	(1,083,131)	(1,003,991)
Total stockholders’ Equity	421,608	(42,755)

TOTAL Liabilities and Stockholders’ Equity	$627,120	$76,544

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	0	0	0	686,165
Cost of Sales	0	0		580,486
Gross Profit	0	(850)	0	105,679

Operating Expenses	3,382	16,839	23,977	18,498
Professional Fees	29,860	1,500	55,313	11,000
Compensation		23,463	(26)	47,088
Total Operating Expenses	33,242	41,802	79,265	76,586

Operating Income (Loss)	(33,242)	(42,652)	(79,265)	29,092

Other Income (Expense)		171	126	171

Net gain (loss) before taxes	(33,242)	(42,481)	(79,139)	29,264

Income Tax Provision	0	0	0	0

Net Income (Loss)	(33,242)	(42,481)	(79,139)	29,264

Net Income (Loss) attributable to:
Internet Sciences, Inc.	(33,242)	(42,481)	(79,139)	29,264
Non-Controlling Interest	0	0	0	0

Comprehensive Income (Loss)	(33,242)	(42,481)	(79,139)	29,264

Basic and diluted net income (loss) per share	0.00	(0.00)	0.00	(0.00)
Basic and diluted weighted average common shares outstanding	23,943,500	22,263,597	23,943,500	22,263,597

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Nine months ended September 30, 2025 and 2024

(Unaudited)

	Common A		Common B		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2023	3,652,750	3,653	18,800,000	18,800	883,821	(978,052)	(71,778)

Compensation	194,250	194	-	-	48,369		48,562
Sale of Stock	3,200	3.2			6,397		6,400
Stock Swap B to A	18,800,000	18,800	(18,800,000)	(18,800)			0
Net Income (Loss)					-	(25,939)	(25,939)

Balance at December 31, 2024	22,650,200	22,650			938,586	(1,003,991)	(42,755)

Net Loss						(19,320)	(19,320)

Balance March 31, 2025	22,650,200	22,650			938,586	(1,023,312)	(62,075)

Compensation	1,293,100	1,293.1			541,809		543,102
Sale of Stock	200	0	-	-	400		400
Net Income (Loss)						(26,811)	(26,811)

Balance at June 30, 2025	23,943,500	23,944			1,480,795	(1,050,123)	454,616
Balance at September 30, 2025	23,943,500	23,944			1,480,795	(1,050,123)	454,616

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(79,139)	$53,083
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Stock Based Compensation	-	-
Increase in accounts payable and accrued liabilities	86,213	5,128
Net cash provided (used) in operating activities	7,074	58,212

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred Compensation	(594,462)	0
Net cash used in investing activities	(594,462)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	0	(1,515)
Other Issuance of Common Stock	543,502	16,105
Net cash provided by financing activities	543,502	14,590

Net change in cash for the period	(43,886)	72,802
Cash at beginning of period	52,544	(10)
Cash at end of period	$8,658	$72,792

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of Non-cash Investing and Financing Activities:
Issuance of common shares for repayment of debt, related party	$0	$0
Issuance of common shares for acquisition of intellectual property – software	$0	$0
Forgiveness of accrued wages, related party	$0	$0

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Nine months ended September 30, 2025

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

The Company currently has six products, which are part of its intellectual property assets pipeline: DataClenz API is an IoT based data cleansing API and IoTIMAX API which is an IoT based data optimization API. Both products began commercialization efforts during April 2025 and are published on AWS Market Place and the BYOL versions are published on IBM Cloud Catalog. The remaining two products, which are the SaaS versions, are companion products to the APIs which are intended to be sold separately. The development of DataClenz and IoTIMAX SaaS versions are expected to be completed during the fourth quarter of 2025. DataClenz API and IoTIMAX API are currently distributed by Carahsoft for public sector markets and are currently under review for private sector distribution for private sector markets by Ingran Micro. The company expects such review to be completed before the end of 2025 for onboarding

The Company’s products target middle market and enterprise-grade companies across multiple business segments. Since its products are agnostic, they could be horizontally integrated across multiple industries. However, the Company specifically targets IoT opportunities, which include connected devices and systems, information exchange and solutions to address business challenges, each as outlined below.

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

The Company anticipates that, following full commercialization, it will enter into strategic partnerships that will be introduced by sales channel partners with the goal of integrating the Company’s products in the partners’ solution offerings. Through this process and these relationships, the Company anticipates revenue to be derived from three sources:

1.	Direct sales team of business development officers and sales directors with expertise in enterprise software sales.

(a)

The Company intends to develop a pipeline of sales targets in middle market companies and enterprise grade companies to which products can be presented as solutions to fill technology gaps uncovered during the sales discovery process by using a consultative selling approach.

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

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the operating results for the full year ended December 31, 2025.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the nine months ended September 30, 2025, and 2024, have been made.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2025 and December 31, 2024, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Net loss per share for each class of common stock is as follows:

Schedule of Earnings Per Share

	Nine Months Ended
	September 30,
	2025	2024
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock	$(0.00)	$(0.00)

Weighted average shares outstanding:
Common stock	23,943,500	22,506,850

For the nine months ended September 30, 2025 and 2024, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of September 30, 2025, the Company had an accumulated deficit of $1,083,130 and a working capital deficiency of $109,494. For the nine months ended September 30, 2025, the Company had a net loss of $79,139 and cash provided by operating activities of $7,074. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on securing loans from traditional and non-traditional lenders, private market raises, convertible debts after its CSE listing if approved and last through its planned Initial Public Offering (IPO) after its CSE listing. The Company’s IPO registration statement was rendered effective on 12/22/21 by the SEC, however the Company delayed pursuing its IPO. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2025 and 2024, the Company received advances from its CEO totaling $470 and $4,693, respectively. and made no repayments in the six months ended September 30, 2025 and made repayments of $4,215 in the nine months ended September 30, 2024. Amounts owed to the CEO at September 30, 2025 and December 31, 2024 totaled $470 and $74, respectively.

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

Common Stock - Class A

As of September 30, 2025 and December 31, 2024, the Company had 23,943,500 and 22,650,200 shares of common stock-class A issued and outstanding, respectively.

During the nine months ended September 30, 2025, the Company issued 1,293,100 shares of class A common stock for services rendered by Directors, Officers and other employees. During the nine months ended September 30, 2024, the Company issued 52,500 shares of class A common stock to Directors of the Board for $13,125 in services.

NOTE 5 – INTELLECTUAL PROPERTY

During the three months ended March 31, 2023, the Company acquired software from a third-party in exchange for 12,000 shares of common stock valued at $2.00 per share for total software cost of $24,000. The Company intends to upgrade and commercialize the software, and estimates the useful life of the software to be 7 years, over which it will amortize it ratably once the software is put in use. No amortization or impairment has been recorded on the software through September 30, 2025.

NOTE 6 – NEW CONTRACTS FOR PRODUCT DISTRINUTION

On July 14, 2025, the Company has finalized an Aggregator Agreement with Carahsoft as its distributor for its proprietary products in the commercialization phase, DataClenz API and IoTIMAX API. Carahsoft is one of the largest global technology distributors for government and public sector markets.

NOTE 7 – 83(i) ELECTION

Sec. 83(i) provides an election that allows a qualified employee to defer the inclusion of income from the exercise of an RSU or option of the qualified stock to the point of vesting.  The company will recognize the amount of compensation upon the vesting date. The company will deduct the salary compensation upon the vesting date.  Until the point of vesting, the company is reporting the deferred salary of: $594,462 upon the balance sheet.

NOTE 8 – INVESTMENT BANKING ACTIVITIES

On June 4, 2025, the company entered into an investment banking agreement with RF Lafferty &Co, Inc to act as the exclusive financial advisor, in connection to providing general financial advisory to the company referred to as the “Advisory Services”. The company hopes that such Advisory Services will help support its post effectiveness S1-IPO which was previously rendered effective on 12/22/2021. Currently the company is pursuing a direct listing in Canada on the Canadian Securities Exchange (CSE). Once the CSEE listing in Canada is completed, the company intends to pursue its US S1-post effectiveness IPO.

On August 8, 2025, the company entered into an investment banking agreement with First Liberties Financials (FLF) on an exclusive basis to act as its investment banker for the sale of a SAFE Agreement, a private placement offering exempt from the registration requirement of the Securities, as amended, pursuant to Rule 506(c) promulgated thereunto ( ‘the Capital Raise”).

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

Results of Operations

Nine months ended September 30, 2025, compared to the Nine months ended September 30, 2024

Revenue and Cost of Sales

During the nine months ended September 30, 2025, and September 30, 2024, the company earned revenues of $0 and $686,164 respectively. The cost associated with the revenues earned in the nine months ended September 30, 2024, was $580,486.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the nine months ended September 30, 2025 were $79,139, a decrease of $108,403 from total operating expenses and gain from operations for the comparable nine months ended September 30, 2024 of gain of $29,264. The decrease is due primarily to the Company’s lack of revenue in 2025 compared with revenue of $686,165 in 2025.

Other Income (Expense)

Other Income for the nine months ended September 30 ,2025 and September 30, 2024 was Interest Income of $126 and $171 respectively.

Net Loss and Net Comprehensive Loss

We reported a net loss and net comprehensive loss of $79,139 for the nine months ended September 30, 2025 and net comprehensive income of $29,264 for the nine months ended September 30, 2024, due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2025 and December 31, 2024, we had a cash balance of $8,658 and $211 respectively, and our working capital deficit was $109,494 and $98,935 respectively.

Accrued expenses and accounts payable were $205,512 and $99,146 as of September 30, 2025, and December 31, 2024, respectively. Accrued expenses and accounts payable for related parties were $470 and $478 as of September 30, 2025 and December 31, 2024, respectively.

The Company is considered to be an early-stage company and had no sales during the nine months ended September 30, 2025. The Company generated its first and only revenue to date during the quarter ended June 30, 2024. Thus, net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We are unsure if we will be profitable in 2025. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2025 amounted to 7,074 and was attributable to our net loss of $79,139 in addition to an increase in accounts payable and accrued liabilities of $86,213.

Investing Activities

Net cash flows used in invest activities for the nine months ended September 30, 2025 amounted to $594,462 and was attributable to deferred compensation. The Company did not engage in any investing activities during the nine months ended September 30, 2024.

Financing Activities

Net cash flows provided by finance activities were $543,502 for the nine months ended September 30, 2025 consisting of the issuance of 1,293,100 shares for services rendered for $543,102 and the sale of 200 shares for $400. Net cash flows provided by financing activities were $14,590 for the nine months ended September 30, 2024, consisting of a repayment of net $1,515 of advances from our CEO and the issuance of shares of Class A common stock for proceeds of $16,105.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of September 30, 2025 our disclosure controls and procedures were effective due to the correction of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were several changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2025, that have improved our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

No shares of common stock were sold or otherwise issued by the Company during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

The Company filed a non-offering prospectus on May 26, 2025 with the Ontario Securities Commission (OSC) to continue to pursue its strategic goal to be listed on the Canadian Stock Exchange (CSE). This non-offering prospectus was amended and re-stated on August 22, 2025.

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

Internet Sciences Inc.

Date: November 14, 2025	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ DeeAnn M. Cain CPA
Chief Financial Officer

