Form 10-Q/A
period 2025-09-30
INTERNET SCIENCES INC.
filed 2025-11-18
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Internet Sciences Inc., is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the 9-month period ended September 30, 2025, originally filed with the U.S. Securities and Exchange Commission on November 14, 2025, for the sole purpose of filing the required XBRL reporting.

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

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Nine months ended September 30, 2025 and 2024

(Unaudited)

	Common A		Common B		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2023	3,652,750	3,653	18,800,000	18,800	883,821	(978,052)	(71,778)

Compensation	194,250	194	-	-	48,369		48,562
Sale of Stock	3,200	3.2			6,397		6,400
Stock Swap B to A	18,800,000	18,800	(18,800,000)	(18,800)			0
Net Income (Loss)					-	(25,939)	(25,939)

Balance at December 31, 2024	22,650,200	22,650			938,586	(1,003,991)	(42,755)

Net Loss						(19,320)	(19,320)

Balance March 31, 2025	22,650,200	22,650			938,586	(1,023,312)	(62,075)

Compensation	1,293,100	1,293.1			541,809		543,102
Sale of Stock	200	0	-	-	400		400
Net Income (Loss)						(26,577)	(26,577)

Balance at June 30, 2025	23,943,500	23,944			1,480,795	(1,049,899)	454,850
Net Income (Loss)						(33,242)	(33,242)
Balance at September 30, 2025	23,943,500	23,944			1,480,795	(1,083,131)	421,608

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

