Form 10-K
period 2025-12-31
INTERNET SCIENCES INC.
filed 2026-03-31
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 31, 2025, 22,650,200 Class A common shares are Issued and Outstanding.

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

The Company is an emerging enterprise data intelligence and analytics platform focused on delivering data purification, operational analytics , and IoT-enabled intelligence solutions for enterprise customers.

See “Business of the Company”.

CORPORATE STRUCTURE

The Company was incorporated under the laws of the State of Delaware on May 20, 2016. The head office is located at 1330 Avenue of Americas, 23rd Floor, New York, NY 10019 and its registered agent office in the State of Delaware is 8 The Green , Suite A , Dover, Delaware 19901.

BUSINESS OF THE COMPANY

GENERAL DESCRIPTION OF THE BUSINESS

Internet Sciences Inc. (“ISI”) is an enterprise data intelligence and analytics platform focused on delivering data purification, operational analytics, and IoT-enabled intelligence solutions for enterprise and government customers. ISI’s technology platform is designed to support large-scale data processing, validation, and optimization to improve operational efficiency, decision-making, and automation across complex organizational environments.

ISI is the Company’s primary operating entity. The Company maintains two wholly owned subsidiaries, Institute of Technology Informatics & Computer Analytics LLC (“IoTICA”) and Analygence Limited, which serve primarily as research and development arms supporting advanced computational research initiatives, including the development of quantum-inspired learning model (“QLM”) architectures and related analytical technologies.

ISI develops and commercializes proprietary software solutions delivered through API-based and SaaS deployment models, enabling customers to integrate automated data cleansing, validation, and optimization capabilities into their operational workflows and enterprise systems. These solutions are designed to help organizations automate manual processes, improve data integrity, reduce operational friction, and enhance analytics performance.

ISI’s long-term technology roadmap includes continued enhancement of its enterprise analytics platform through advanced computational optimization methods, including quantum-inspired learning model (“QLM”) architectures intended to support improved scalability and optimization performance for complex enterprise datasets.

The Company’s proprietary software products are designed to serve middle-market and enterprise customers across multiple industries. The Company’s platform architecture is industry-agnostic and supports horizontal deployment across sectors that rely on large-scale operational data, including manufacturing, logistics, transportation, infrastructure management, and enterprise IT environments.

The Company’s products are designed to support connected devices, distributed systems, and enterprise data environments by enabling automated data ingestion, cleansing, validation, monitoring, and optimization across operational workflows. These capabilities allow organizations to improve data integrity, enhance reliability of information exchange, and optimize data collected from edge devices and enterprise systems for operational decision-making.

The Company’s software solutions, including DataClenz® API and IoTIMAX® API, are commercially available and currently distributed through enterprise cloud marketplaces, including AWS Marketplace and IBM Cloud Catalog. The Company also distributes its products through public-sector technology distributor Carahsoft and continues to expand its private-sector distribution footprint.

The Company’s SaaS-based companion solutions provide enterprise customers with hosted deployment options and expanded functionality designed to support automation of manual data workflows, operational analytics, and enterprise reporting processes.

SALES AND REVENUE EXPANSION STRATEGY

The Company’s current operational focus is the expansion of commercial revenue through scalable enterprise software deployment models. Revenue growth initiatives include:

Direct Enterprise Sales

The Company is building a direct enterprise sales organization focused on business development officers and sales directors with enterprise software sales expertise. The direct sales organization is intended to support consultative sales engagement with middle-market and enterprise customers seeking to address operational data management challenges.

Technology Distribution Channels

The Company leverages established enterprise distribution platforms, including AWS Marketplace, IBM Cloud Catalog, and Carahsoft, which provide marketplace visibility, procurement pathways, and co-marketing opportunities supporting enterprise customer acquisition.

Channel Partner Development

The Company is actively pursuing relationships with value-added resellers, system integrators, and channel development organizations to expand its distribution network. These relationships are intended to support scalable revenue growth by enabling third-party partners to incorporate the Company’s products into broader enterprise solution offerings.

REVENUE MODEL

The Company generates revenue primarily from licensing its proprietary software products through API-based and SaaS deployment models. Additional revenue may be generated through enterprise integration support and solution deployment activities associated with customer adoption of the Company’s platform.

Management expects that, as commercial adoption increases, a growing proportion of revenue will be derived from proprietary software licensing and recurring SaaS subscriptions, supported by continued expansion of distribution channels and enterprise sales capacity.

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

ANCILLARY SERVICES

In addition to its proprietary software platform, the Company may from time to time provide ancillary technical and integration services to support customer implementation and deployment of its software solutions.

Historically, the Company explored certain white-label engineering and infrastructure service arrangements through third-party technology distributors. However, such services have not represented a material component of the Company’s business operations, and the Company’s current strategic focus is on the development, commercialization, and scaling of its proprietary software products delivered through API-based and SaaS models.

OUR MISSION

Our mission is to help advance critical milestones in the future of communication technology.

HOW ISI CREATES VALUE FOR CLIENTS

ISI’s primary business focus is the development, commercialization, and deployment of its proprietary enterprise data intelligence software platform. The Company’s solutions are designed to automate data cleansing, validation, optimization, and analytics processing across enterprise and IoT-enabled environments.

The Company’s proprietary products are intended to integrate into existing enterprise technology ecosystems and cloud infrastructures. To support customer deployment and integration, ISI maintains relationships with major enterprise technology distributors and platform providers, including IBM, Red Hat, TD SYNNEX, Ingram Micro, and other enterprise technology partners. These relationships primarily support distribution channels, marketplace deployment, procurement pathways, and integration compatibility with customer environments.

ISI’s core value proposition focuses on:

Operational Efficiency

Providing automated data processing and analytics solutions that reduce manual workflows, improve data reliability, and enhance operational decision-making across enterprise systems.

Scalable Deployment

Delivering API-based and SaaS software solutions that can be integrated into diverse enterprise environments, allowing customers to deploy analytics capabilities without requiring large-scale infrastructure replacement.

Platform Compatibility

Ensuring interoperability with widely used enterprise software, cloud platforms, and infrastructure providers so that customers can incorporate ISI’s solutions into existing operational technology stacks.

MARKET OPPORTUNITY

The Company’s current market strategy focuses on expanding commercial adoption of its proprietary software platform through:

•	direct enterprise sales
•	recruitment of value-added resellers and system integrators
•	continued expansion of distribution across enterprise cloud marketplaces and technology procurement platforms

The Company also intends to pursue strategic acquisitions of complementary enterprise software and analytics businesses that can expand its customer base, technology capabilities, and recurring revenue streams.

STRATEGIC FOCUS

ISI’s long-term objective is to build a scalable enterprise software platform centered on data intelligence, automation, and analytics capabilities delivered through recurring SaaS and API-based licensing models.

While enterprise customers may utilize broader infrastructure, connectivity, or hosting services from third-party providers, ISI’s primary focus is on software platform deployment, analytics automation, and data optimization capabilities rather than telecommunications infrastructure ownership or network service provision.

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

Item 4. Mine Safety Disclosures

 None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On February 18, 2025, the Company filed an Amended and Restated Preliminary Prospectus with the Ontario Securities Commission (“OSC”) in connection with its efforts to obtain reporting issuer status in Canada and to pursue a potential listing on the Canadian Securities Exchange (“CSE”). The amended filing followed the expiration of the initial review period associated with the Company’s previously filed preliminary prospectus.

In May 2025, the Company filed a non-offering prospectus with the OSC as part of its continued efforts to pursue reporting issuer status and a potential CSE listing. That filing was subsequently amended in August 2025 to extend the review period and address regulatory comments.

Following the expiration of the extended review period, and after evaluating timing, regulatory considerations, and overall capital markets strategy, the Company elected to discontinue its efforts to pursue a Canadian direct listing. The Company has redirected its strategic focus toward pursuing a direct listing and/or an initial public offering on a U.S. national securities exchange.

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

Capital Resources and Liquidity

The Company expects that additional capital will be required to support the continued commercialization of its software platform, expansion of sales and distribution channels, and general working capital requirements. The Company intends to seek such capital through a combination of equity financing, debt financing, strategic investment, or other capital markets transactions. There can be no assurance that additional financing will be available on acceptable terms, or at all.

If financing is obtained, it may involve the issuance of equity securities resulting in dilution to existing stockholders, or the incurrence of debt obligations that may carry interest rates or other terms less favorable than those available to more established companies. Management will evaluate the timing, structure, and terms of any potential financing based on market conditions and the Company’s operational requirements.

If the Company is unable to obtain sufficient additional capital when needed, it may be required to delay, reduce, or suspend certain business activities, including sales expansion, product development initiatives, or strategic growth plans, which could materially adversely affect the Company’s business, financial condition, and results of operations.

During the year ended December 31, 2025, our cashflows in and out were negative with ending cash was at negative $14 and cash for the year ended December 31, 2024 was at $52,544. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. Accordingly, the Company is actively evaluating potential capital-raising alternatives, including private placements of equity securities, registered offerings, debt financing arrangements, or other capital markets transactions. There can be no assurance that such financing will be available on acceptable terms or at all.

Management believes that additional financing, if obtained, would be used primarily to support expansion of commercial sales activities, marketplace distribution efforts, and general working capital requirements. However, the Company’s ability to raise additional capital will depend on market conditions, investor demand, operating performance, and other factors beyond management’s control. If the Company is unable to obtain additional capital when required, it may need to delay, scale back, or suspend certain operational initiatives, which could materially adversely affect the Company’s business and financial condition.

Results of Operations

During the periods presented, the Company focused on completing development and commercialization readiness of its proprietary software platform and expanding its intellectual property portfolio. The Company also undertook efforts to establish enterprise sales enablement capabilities, distribution channel relationships, and business development infrastructure intended to support future revenue growth.

The Company has implemented its core software platform and commenced commercialization activities; however, broader deployment of its sales organization, channel partnerships, and growth initiatives remains dependent on the availability of additional capital. The Company will require additional financing, which may consist of debt, equity, or a combination thereof, to fully execute its commercial expansion strategy and support ongoing reporting and operational obligations. There can be no assurance that such financing will be available on acceptable terms or at all.

If the Company is unable to obtain sufficient financing, its existing cash resources will not be sufficient to sustain reporting obligations and planned operational expansion, and the Company may be required to delay or reduce its business activities.

We had $0 in revenue for the fiscal years ended December 31, 2025 and $686,165 in 2024.

Total operating expenses for the year ended December 31, 2025, were $52,945 as compared to total operating expenses for the year ended December 31, 2024 were $124,685, and a net loss for the year ended December 31, 2024 of $25,939 and a net loss for the year ended December 31, 2023 of $25,939. The net loss for the year ended December 31, 2025, is a result of  no Revenue and expenses including General and Administrative expenses of $29,099, Professional Fees of $23,871, and Compensation adjustment of negative $26. Conversely, the net loss for the year ended December 31, 2024, is a result of Revenue of $686,165 offset by expenses including General and Administrative expenses of $35,981, Professional Fees of $16,961, and Compensation of 71,743. The increase in expenses in 2025 as compared to 2024 is primarily due to a increase in Professional Fees and a decrease in Compensation Expenses and General and Administrative Expenses.

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

Plan of Operations

On October 5, 2018, the Company changed its name to Internet Sciences Inc. (“ISI”). Internet Sciences Inc. (“ISI” or the “Company”), formerly known as Luxury Trine Digital Media Group Inc., is an emerging enterprise data intelligence and analytics platform focused on delivering data purification, operational analytics, and IoT-enabled intelligence solutions for enterprise customers.

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

Although the variable interest entity (“VIE”) ceased operations in July 2024, historical financial results associated with the VIE are included in comparative quarterly and annual financial statements presented through the year ended December 31, 2025, in order to provide period-over-period financial transparency.

The Company expects that the Form 10-K for the year ended December 31, 2025 will be the final annual report in which the VIE is referenced in narrative disclosure, other than where required for historical comparison in previously reported periods.

Over the past several years, the Company transitioned from a services-oriented operating model, which included consulting and technology integration activities, to a focused enterprise software platform strategy centered on proprietary data intelligence solutions. While services and third-party integration support were previously utilized to support early-stage operations and customer engagements, the Company’s current strategic emphasis is on the development, commercialization, and scaling of its proprietary software products delivered through API-based and SaaS models.

Concurrently, the Company formalized its research and development structure by designating its wholly owned subsidiaries, Institute of Technology Informatics & Computer Analytics LLC (“IoTICA”) and Analygence Limited, as dedicated research arms supporting advanced computational initiatives. These subsidiaries now focus primarily on the development of quantum-inspired learning model (“QLM”) architectures and related optimization frameworks intended to enhance the Company.

Operating Structure

Internet Sciences Inc. (“ISI”) is the Company’s primary operating entity and is responsible for commercialization, customer engagement, and revenue-generating activities. ISI develops and distributes its proprietary enterprise data intelligence software solutions through API-based and SaaS deployment models.

The Company maintains two wholly owned subsidiaries, Institute of Technology Informatics & Computer Analytics LLC (“IoTICA”) and Analygence Limited, which serve as dedicated research and development arms. These subsidiaries do not independently commercialize products or generate material revenue. Their primary function is to conduct advanced computational research and support long-term innovation initiatives aligned with ISI’s enterprise analytics platform.

Current Business Focus

ISI’s current strategic focus is the commercialization and scaling of its proprietary enterprise software platform, which provides data purification, validation, optimization, and analytics capabilities for enterprise and IoT-enabled environments. The Company’s solutions are designed to automate manual data workflows, enhance operational efficiency, and improve decision intelligence across complex systems.

Research and Innovation Initiatives

In parallel with commercialization activities, the Company continues to invest in research initiatives focused on advanced computational optimization methods. These initiatives include the development of quantum-inspired learning model (“QLM”) architectures and related decision-intelligence frameworks designed to enhance scalability and optimization performance for large-scale enterprise datasets.

QLM research is intended to support long-term technological differentiation and platform enhancement. Commercial deployment of products derived from such research, if any, is undertaken by ISI.

Strategic Platform Enhancement

The Company’s research initiatives are designed to enhance and extend the capabilities of its enterprise analytics platform over time. By maintaining dedicated research subsidiaries focused on advanced computational methods, ISI is able to pursue long-term innovation while preserving operational focus on commercialization and revenue generation.

The integration of advanced optimization frameworks, including quantum-inspired learning model (“QLM”) architectures, is intended to improve scalability, decision intelligence, and system performance across complex enterprise environments. These enhancements are expected to strengthen the Company’s ability to address large-scale data challenges in IoT-enabled and distributed systems.

The separation of research and commercialization functions allows ISI to manage development risk while continuing to expand its enterprise software footprint. This structure is designed to support sustainable innovation, disciplined capital allocation, and scalable growth.

The Company’s principal place of business is 1330 Avenue of the Americas, 23rd Floor, New York, NY 10019.

Its registered address with the State of Delaware is  8 The Green STE A, Dover, Delaware 19901.

OUR COMPETITION

The Company operates in highly competitive and rapidly evolving markets for enterprise data analytics, data management, and optimization software. The competitive landscape includes large, well-capitalized enterprise software providers, cloud platform operators, and specialized analytics and data infrastructure companies.

The Company competes with established enterprise software vendors that offer data integration, analytics, automation, and cloud-based solutions, as well as emerging technology firms developing advanced data intelligence and optimization tools. Many of these competitors have significantly greater financial resources, longer operating histories, broader customer bases, and established brand recognition.

In addition, certain cloud platform providers and infrastructure vendors may offer integrated analytics capabilities within their broader ecosystems, which could limit the need for third-party solutions such as those offered by the Company.

Competition in this market is based on factors including technological capability, scalability, integration flexibility, performance, pricing, customer relationships, and the ability to demonstrate measurable operational value. The Company’s ability to compete effectively will depend on its capacity to continue enhancing its platform, expand distribution channels, and secure sufficient capital to support commercialization and growth initiatives.

There can be no assurance that the Company will be able to compete successfully against existing or future competitors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Internet Sciences Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Internet Sciences Inc. (the Company) as of December 31, 2025, and 2024, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes  (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the Entity's Ability to Continue as a Going Concern

As discussed in Note 3 to the financial statements, the Company has incurred significant operating losses and has an accumulated deficit of $1.057 million as of December 31, 2025.  While management has developed a plan to seek additional equity financing and restructure existing debt, the success of these plans is dependent on factors outside of the Company’s direct control. We identified the evaluation of management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter.

The audit effort required to evaluate management’s "Going Concern" assessment involved highly subjective judgments and a high degree of auditor effort. Specifically:

•	We had to evaluate the feasibility of management's plans to obtain financing in a volatile credit market.
•	The assessment relied on complex cash flow forecasts with significant assumptions regarding future revenue growth and operating margins.
•	Small changes in these assumptions could significantly change the conclusion of whether "substantial doubt" is alleviated.

Our audit procedures related to this matter included the following, among others:

•

Forecast & Liquidity Testing: We evaluated the reasonableness of management’s cash flow forecasts by comparing them to historical performance and industry benchmark including sensitivity analyses on key assumptions to determine the impact on the Company’s liquidity position.

•	Management Inquiry: Holding discussions with senior management and the Board of Directors regarding their contingency plans if the primary financing plan fails.
•	Disclosure Evaluation: Assessing the adequacy of the disclosures in the financial statements regarding the Company’s liquidity risk and management’s plans.

/s/ Phyphar Inc
We have served as the Company’s auditor since 2024. Waldwick, NJ

March 26, 2026

PCAOB ID 6162

Internet Sciences Inc.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	(14)	52,544
Receivables	8,612
Total Current Assets	$8,598	$52,544
Intellectual Property – Software	24,000	24,000
Deferred Compensation	1,026,388
Total Non-Current Assets	$1,050,388	$24,000
TOTAL ASSETS	$1,058,986	$76,544
LIABILITIES AND EQUITY
Liabilities
Accounts Payable and Accrued Liabilities	73,090	101,225
Due to Related Party	1,881	74
Total Current Liabilities	$74,971	$101,299
Deferred Compensation Liabilities	-	18,000
Total Liabilities	$74,971	$119,299

STOCKHOLDER'S DEFICIT
Common Stock, .001 par value 100,000,000 authorized
Common Stock	25,220	22,650
Additional Paid in Capital	2,015,605	938,586
Accumulated Deficit	(1,056,810)	(1,003,991)
Total Equity	$984,015	$(42,755)

TOTAL Liabilities and Stockholders' Deficit	$1,058,986	$76,544

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Income

For the Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024

Revenue	-	686,165
Cost of Sales	-	580,486
Gross Profit	-	105,679

Operating Expenses
General and Administrative	29,099	35,981
Professional Fees	23,871	16,961
Compensation	(25)	71,743
Total Operating Expenses	52,945	124,684

Operating Income (Loss)	(52,945)	(19,007)

Other Income (Expense)	127	6,932
Net Income (Loss) before Taxes	(52,818)	(25,939)

Income tax provision	0	0

Net Income (Loss) after Taxes	(52,818)	(25,939)
Net Income (loss) attributable to non-controlling interest	0	0

Net Income (Loss) attributable to Internet Sciences, Inc.	(52,818)	(25,939)

Net loss per share, basic and diluted	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	25,219,895	22,650,200

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2025 and 2024

	Common Stock		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
					-		-
Balance – at January 1, 2024	3,652,750	3,654	18,800,000	18,800	884,041	(978,052)	(71,558)
Shares for services officers and directors	194,250	193	-	-	48,148	-	48,341
Exchange of Class B for Class A	18,800,000	18,800	(18,800,000)	(18,800)		-	-
Shares for cash at $2 per share	3,200	3	-	-	6,397	-	6,400
Net Gain (Loss)						(25,939)	(25,939)
Balance - at December 31, 2024	22,650,200	22,650	-	-	938,586	(1,003,991)	(42,755)
Shares for services officers and directors	2,529,495	2,530			1,059,858		1,062,388
Shares for cash at $2 per share	200	0			400		400
Shares for services rendered	40,000	40			16,760		16,800
Net Gain (Loss)						(52,818)	(52,818)
Balance - at December 31, 2025	25,219,895	25,220			2,015,604	(1,056,810)	984,015

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	(52,818)	(25,939)
Adjustments to reconcile Net Income to Net Cash:
Stock Based Compensation		47,088
Changes in Assets and Liabilities	(26,612)	18,000
Accounts payable and accrued liabilities	(28,135)	7,669
Net cash used in operating activities	(107,565)	46,818

CASH FLOWS FROM INVESTING ACTIVIES
Deferred Compensation	(1,026,388)	-
Net cash used in investing activities	(1,026,388)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party	1,807	(1,919)
Stock Based Repayment of Related Company Debt	-	-
Other Issues of Common Stock	1,079,588	7,655
Net cash provided by financing activities	1,081,395	5,736

Net change in cash for the period	(52,558)	52,554
Cash at the beginning of the period	52,544	(10)
Cash at the end of the period	(14)	52,544

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	-	-
Cash paid for interest	-	-

Non-Cash Investing and Financing Activity
Issuance of common shares for repayment of related party accruals	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Internet Sciences Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

NOTE 1 - ORGANIZATION AND OPERATIONS

Internet Sciences Inc. (“ISI” or the “Company”) was originally incorporated as Luxury Trine Digital Media Group, Inc. in the State of Delaware on May 20, 2016. On October 5, 2018, the Company changed its name to Internet Sciences Inc.

Internet Sciences Inc. (“ISI” or the “Company”) is an enterprise data intelligence and analytics company headquartered in New York, New York. The Company develops and commercializes proprietary software solutions designed to support data purification, validation, optimization, and analytics across enterprise and Internet of Things (“IoT”)-enabled environments.

The Company’s software platform is delivered through application programming interface (“API”) and software-as-a-service (“SaaS”) deployment models and is intended to assist enterprise and government customers in automating data workflows, improving data integrity, and enhancing operational decision-making.

The Company conducts research and development activities through its wholly owned subsidiaries, Institute of Technology Informatics & Computer Analytics LLC and Analygence Limited. These subsidiaries function as research arms supporting advanced computational initiatives, including the development of quantum-inspired learning model (“QLM”) architectures intended to enhance the scalability and optimization capabilities of the Company’s enterprise analytics platform.

The Company’s current strategic focus is the commercialization and scaling of its proprietary software platform through enterprise sales initiatives and distribution channels.

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

Cash and Cash Equivalents

In liquid investments with maturity of three months or less are considered cash equivalents. The Company places its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 insures each the Company’s accounts at these institutions. As of December 31, 2025 and 2024, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

The company did not have any Financial Instruments at or as of December 31, 2025 or December 31, 2024, which would require a fair value assessment.

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

The Company will recognize revenue as it transfers control of promised services to its customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these services. The Company is in its early stage and had no revenues during year ended December 31, 2025, and revenues of $686,165 during the year ended December 31, 2024.

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

As of December 31, 2025, and December 31, 2024, Management based on the above criteria has not impaired the useful life of the intangible asset, the intellectual property asset, as reported upon the Balance Sheet. Management evaluates the assets yearly for impairment based on the guidelines, effectiveness, and changes within the industry.

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

As of and for the years ended December 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions, or significant unrecognized uncertain tax positions.

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

As of 2025, Compensation is recorded on the income statement with respect to Salaries & Wages.  The compensation is subject to all taxes as payable on wages paid to an employee, and or reporting purposes of independent contractors.  The company will be filing all necessary federal, state, and local payroll forms as required in the subsequent years of vesting or appropriate forms related to the contract staffing.

Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company’s diluted loss per share is the same as the basic loss per share for the years ending December 31, 2025 and 2024, as the Company did not have potentially dilutive instruments outstanding. During the year 2024, all stock was converted into single class.

Net loss per share for each class of common stock is as flows:

	Year Ended
	December 31,
	2025	2024
Net loss per share, basic and diluted	(0.00)	(0.00)
Net loss per common shares outstanding:
Common stock - Class A	(0.00)	(0.00)

Total shares outstanding	25,219,895	22,650,200

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

NOTE 3 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of December 31, 2025, the Company had an accumulated deficit of $1,056,810. Cash Flow indicates negative cash provided by operations. For the year ended December 31, 2025, the Company had a net loss of $52,818, with the issuance of equity to cover compensation, and financing activities. The Company indicates working capital deficiencies for the year ended December 31, 2025, to be $109,494.  These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The ability of the Company to continue as a going concern is dependent upon initiating sales, obtaining additional capital, and financing. The Company plans on securing loans from traditional and non-traditional lenders, private market raises, convertible debts and through its planned Initial Public Offering. The Company’s IPO registration statement was rendered effective on 12/22/21 by the SEC, however the Company delayed pursuing its IPO. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2025 and 2024, the Company’s CEO advanced $1,881 and $4,862, respectively, in non-interest-bearing demand loans to the Company, and was repaid $0 and $120,893, respectively. As of December 31, 2025 and 2024, there were $1,881 and $74, respectively, due to the Company’s CEO.

During the years ended December 31, 2025 and 2024, the Company issued 2,529,495 and 194,250 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $.42 (2025), and $0.25 (2024) per share, for total compensation of $1,062,388 and $48,342 during the years ended December 31, 2025 and 2024, respectively.

NOTE 5 - INCOME TAXES

For the years ended December 31, 2025 and 2024, the local (“United States of America”) and foreign components (“United Kingdom”) of loss before income taxes were comprised of the following:

	For the Year Ended
	December 31,
	2025	2024
Tax jurisdiction from:
- Local	$(25,939)	$(25,939)
- Foreign	-	-
Loss before income taxes	$(25,939)	$(25,939)

United States of America

Internet Sciences Inc. is registered in the State of Delaware and is subject to the tax laws of United States of America. The components of the Company’s deferred tax asset and reconciliation of income taxes are computed at the new statutory rate of 21% to the income tax amount recorded as of December 31, 2025 and December 31, 2024.

As of December 31, 2025, the operations in the United States of America had incurred $1,056,810 of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039 if unutilized. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code.

The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

United Kingdom

The Company’s subsidiary operating in United Kingdom are subject to the United Kingdom Profits Tax at a standard income tax rate of 19% on the assessable income arising in United Kingdom during its tax year. During the years ended December 31, 2025 and 2024, the operating activity of subsidiary was $0.

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

Common Stock- class A

During the years ended December 31, 2025, and 2024, the Company issued 2,529,495 and 194,250 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.42 (2025) and $0.25 (2024) per share, for total compensation of $1,062,388 and $48,342 during the years ended December 31, 2025, and 2024, respectively.

During the years ended December 31, 2024, and 2024, the Company issued 200 and 3,200 shares of Class A common stock for cash. The shares were valued at fair market value of $2.00 per share for total proceeds of $400 and $6,400 during the years ended December 31, 2025, and 2024, respectively.

During the year December 31, 2025, the company issued 10,000 shares of Class A common stock to a third party for Investor Relation Services and 30,000 shares of Class A Common stock to third parties for Capital Raise Services. The shares were valued at $0.42 per share for a Purchased services expense of $16,800.

During the year December 31, 2024, the company issued 18,800,000 shares of Class A common stock to holders of Class B common stock to convert the shares on a one-for-one basis with a cost basis for Common Stock B Shares at 2 cents per share.

As of December 31, 2025 and 2024, the Company had 25,219,895 and 22,650,200 shares of common stock-class A issued and outstanding, respectively.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated events occurring from December 31, 2025, through the date these financial statements issued of March 26th, 2026  noting  no events requiring additional disclosure.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2025 our disclosure controls and procedures were effective due to the correction of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2025, management determined that there are no material weaknesses that occurred over our internal control over financial reporting as discussed below.

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

The company has had a functioning Audit Committee during January 1, 2025 to date, comprised of 100% independent Directors who have been appointed each year by a Board of Directors comprised of a majority of independent Directors who have been elected or re-elected by proxy solicitation for the 2025 calendar year board service term  and 2025 calendar year board service term by third party proxy solicitors and the results of these elections have been reported publicly via SEC filings.

(2)	Adequate segregation of duties consistent with control objectives.

The company has maintained segregation of duties where the person paying for account payable and account receivable invoices is not the same person entering invoices in the company’s general ledger account or create the company’s books and records or perform bank reconciliation

(3)	Sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

The Company has write policies and procedures for accounting and financial reporting with respect to the application of US GAAP and SEC disclosures.

4)	Effective controls over the period end financial disclosure and reporting processes.

The Company has taken steps to cure controls effectiveness. We have retained the same auditor, who is in good standing with the PCAOB as last year. Also, the same CFO has been retained though out the year.

Material Weakness Discussion and Remediation

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

The name, address, age and position of our present officers and directors is set forth below:

Name	Age	Position(s)
Lynda Chervil	55	Chief Executive Officer, President, Director

1 The person named above held this office from May 20, 2016, and is expected to hold her offices/positions at least until the next annual meeting of our stockholders.

DeeAnn M Cain	48	Chief Financial Officer
Drew Barnholtz	52	Corporate Secretary
Mark L Deutsch	65	Director
Mark Maybury	60	Director
Debra Bigman	59	Director
Myrna Soto	57	Director
Michael Kahn	55	Director
Dimitrius Hutcherson	65	Director

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

Item 11. Executive Compensation.

During the years ended December 31, 2025 and 2024, the Company issued 2,265,095 and 149,000 shares of common stock -class A for services rendered by Executives and Directors at fair market value of $0.42 (2025) and $0.25 (2024), for total compensation of $951,340 and $37,375, respectively.

Ms. Chervil’s address is 1330 Avenue of the Americas, 23rd Floor, New York, New York 10019.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2025 and 2024.

	STOCK AWARDS
Name and Principal Position	Year	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lynda Chervil	2025	-	-	-	-
President, Chief Executive Officer, and Chairman of Board of Directors	2024	-	-	-	-
David Johnson	2025	-	-	-	-
Chief Technology Officer	2024	-	-	-	-
Karen Hernandez	2024	-	-	-	-
Chief Financial Officer
DeeAnn Cain
Chief Financial Officer	2025	-	-	-	-
Drew Barnholtz	2025	-	-	-	-
Chief Legal Counsel and Corporate Secretary	2024

There were no grants of stock options since inception to the date of this Form 10-K.

We do have a long-term incentive plan that provides compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan in 2025. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this plan may be administered by a third party administrator or by the Compensation Committee appointed by the board or a committee appointed by the board. The Compensation Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan; however, the Company has adopted an incentive plan which is broad and includes Stock Award, Restricted Share Units, Performance Shares, Phantom Stock and Stock Options.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the periods ending December 31, 2025 and 2024.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lynda Chervil	2025	-	860,200	-	-	-	-	860,200
	2024	-	3,750	-	-	-	-	3,750
Mark Deutsch	2025	-	10,290	-	-	-	-	10,290
	2024	-	3,750	-	-	-	-	3,750
Michael Kahn	2025	-	9,870	-	-	-	-	9,870
	2024	-	3,750	-	-	-	-	3,750
Mark Maybury	2025	-	11,970	-	-	-	-	11,970
	2024	-	3,750	-	-	-	-	3,750
Lisa Johnson Pratt	2025	-	3,150	-	-	-	-	3,150
	2024	-	3,750	-	-	-	-	3,750
Debra Bigman	2025	-	6,300	-	-	-	-	6,300
		-	-	-	-	-	-	-
Myrna Soto	2025	-	3,150	-	-	-	-	3,150
		-	-	-	-	-	-	-
Kenneth Sanders	2025	-	3,150	-	-	-	-	3,150
	2024	-	3,750	-	-	-	-	3,750
David Beck
	2024	-	1,875	-	-	-	-	1,875
Kathleen Leake	2025	-	3,150	-	-	-	-	3,150
		-	-	-	-	-	-	-
James Forbes	2025	-	4,410	-	-	-	-	4,410

Dimitrius Hutcherson	2025	-	10,710	-	-	-	-	10,710
	2024	-	3,750	-	-	-	-	3,750

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 25,219,895 shares of Class A common stock issued and outstanding as of December 31, 2025.

	Name and	Nature of
	Address	Amount and
	Beneficial	Beneficial	Percent of
Title of Class	Owner[2]	Owner	Class

Class A Common Stock	Lynda Chervil[1]	15,947,795	63.24%
Class A Common Stock	All Officers & Directors	16,220,195	64.32%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2025 and 2024, the Company issued 2,280,095 and 149,500 shares, respectively, of Class A common stock to its officers and directors for services rendered to the Company. The shares were valued at fair market value of $0.42 (2025) and $0.25 (2024) per share, for total compensation of $957,640 and $37,375 during the years ended December 31, 2025 and 2024, respectively.

Item 14. Principal Accounting Fees and Services.

During the fiscal years ended December 31, 2025, and 2024, we incurred $7,500 and $6,500, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our annual financial statements, interim reviews, and tax filling.

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

Internet Sciences Inc.

Date: March 30, 2026	By:	/s/ Lynda Chervil
Lynda Chervil
Executive Chairman

Date: March 30, 2026	By:	/s/ DeeAnn M. Cain, CPA
DeeAnn M. Cain
Chief Financial Officer

