Form 10-Q
period 2026-03-31
INTERNET SCIENCES INC.
filed 2026-05-15
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to ________.

000-55897

Commission File Number

Internet Sciences Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2775456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas, 23rd Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

302-257-7300

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2026, we had 25,219,895 Class A shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$(157)	$(14)
Receivables	8,612	8,612
Total Current Assets	8,455	8,598

Intellectual property – software	24,000	24,000
Deferred Compensation	1,286,546	1,026,388
Total Long-Term Assets	1,310,546	1,050,388
Total Assets	$1,319,002	$1,058,986

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$74,216	$73,090
Due to related party	2,568	1,881
Total Current Liabilities	76,784	74,971
Deferred Compensation Liabilities	260,159	-
Total Liabilities	336,942	74,971

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized, Common Stock, 25,219,895 and 25,219,895 shares issued and outstanding at March 31 and December 31, 2025, respectively	25,220	25,220
Additional paid-in capital	2,015,605	2,015,605
Accumulated deficit	(1,058,765)	(1,056,810)
Total stockholders’ Equity	982,059	984,015

TOTAL Liabilities and Stockholders’ Equity	$1,319,002	$1,058,986

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	0	0
Cost of Sales	0	0
Gross Profit	0	0

Operating Expenses	2,087	17,827
Professional Fees	(132)	1,614
Compensation	0	0
Total Operating Expenses	1,955	19,441

Operating Income (Loss)	(1,955)	(19,411)

Other Income (Expense)	0	121

Net gain (loss) before taxes	(1,955)	(19,320)

Income Tax Provision	0	0

Net Income (Loss)	(1,955)	(19,320)

Net Income (Loss) attributable to:
Internet Sciences, Inc.	(1,955)	(19,320)
Non-Controlling Interest	0	0

Comprehensive Income (Loss)	(1,955)	(19,320)

Basic and diluted net income (loss) per share	0.00	(0.00)
Basic and diluted weighted average common shares outstanding	25,219,895	22,650,200

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Three months ended March 31, 2026 and 2025

(Unaudited)

	Common A		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2024	22,650,200	22,650	938,586	(1,003,991)	(42,755)
Net Loss		-	-	(19,320)	(19,320)

Balance March 31, 2025	22,650,200	22,650	938,586	(1,023,312)	(62,075)

Compensation	1,293,100	12,931	541,809		543,102
Sale of Stock	200	0	400		400
Net Income (Loss)		-		(26,577)	(26,577)

Balance at June 30, 2025	23,943,500	23,944	1,480,795	(1,049,899)	454,850

Net Income (Loss)		-	-	(33,242)	(33,242)

Balance at September 30, 2025	23,943,500	23,944	1,480,795	(1,083,131)	421,608

Purchase of Services	40,000	40	16,760		16,800
Compensation	1,236,395	1,236	518,050		519,286
Net Income/(Loss)				(3,506)

Balance at December 31, 2025	25,219,895	25,200	2,015,604	(1,056,810)	984,015

Net Income (Loss)		-	-	(1,955)	(1,955)

Balance at March 31, 2026	25,219,895	25,220	2,015,604	(1,058,765)	982,059

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,955)	$(19,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:	1,812	23,503
Stock Based Compensation	260,159
Increase in accounts payable and accrued liabilities
Net cash provided (used) in operating activities	260,016	4,185

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred Compensation	(260,159	(31,668)
Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party
Other Issuance of Common Stock
Net cash provided by financing activities

Net change in cash for the period	(143)	(27,486)
Cash at beginning of period	(14)	52,544
Cash at end of period	$(157)	$25,058

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of Non-cash Investing and Financing Activities:
Issuance of common shares for repayment of debt, related party	$0	$0
Issuance of common shares for acquisition of intellectual property – software	$0	$0
Forgiveness of accrued wages, related party	$0	$0

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

●	Agnostic integration: Compatible with any IoT platform, device, or data source and seamlessly integrates into diverse IoT ecosystems, whether on the edge, in the cloud, or within hybrid environments.

●	Real-time data cleansing: Automatically identifies and rectifies errors, inconsistencies, and redundancies in the user’s IoT data, which is intended to result in high-quality and reliable information providing data validation and correction.

●	Advanced optimization algorithms: Utilizes algorithms that are intended to enhance data for storage and processing, reducing latency and thereby boost the efficiency of IoT applications.

●	Scalable cloud architecture: Designed to scale with the user’s IoT infrastructure, as it can be used in a range of contexts, from small sensor networks to extensive multi-location deployments.

●	Customizable workflows: Provides flexible configuration options, so that the user can customize data cleansing and optimization processes with strong front-end integration.

●	Robust security: Implements rigorous security measures intended to protect data from unauthorized access and breaches, which are designed to be following industry standards and regulations.

●	Comprehensive analytics: Provides detailed analytics and reporting tools designed to help customers gain insights into their data optimization processes and make informed decisions for continuous improvement.

IoTIMAX API

The IoTIMAX API serves as a centralized interface for optimizing the data generated by IoT devices. In order to achieve this, IoTIMAX API incorporates the following features:

●	Data compression: employs compression algorithms to reduce the size of IoT data streams while preserving essential information.

●	Deduplication: identifies and eliminates duplicate data entries within IoT datasets, ensuring that unique information is retained.

●	Normalization: normalizes IoT data by standardizing formats, units of measurement, and timestamps across different data sources.

●	Anomaly detection: utilizes machine learning algorithms to detect anomalies or unusual patterns in IoT data streams.

●	Data aggregation: aggregates IoT data from multiple sources or devices into a unified dataset for analysis.

●	Real-time processing: performs data optimization tasks in real-time or near-real-time, allowing for timely insights and responses to dynamic IoT environments.

●	Edge computing support: supports edge computing deployments by enabling data optimization to be performed directly on IoT devices or edge gateways.

●	Scalability and performance optimization: designed to scale horizontally to accommodate growing volumes of IoT data and increasing computational demands.

●	Security and privacy: incorporates robust security features to protect IoT data from unauthorized access, tampering, or interception.

●	Integration and interoperability integrate with existing IoT platforms, protocols, and data management systems.

DATACLENZ

The DataClenz software specializes in cleaning, enhancing, and preparing data generated by various IoT devices for analysis and decision-making. To achieve this, DataClenz incorporates the following features:

●	Data cleansing: removes noise, outliers, and inconsistencies from raw IoT data to improve its quality and reliability.

●	Normalization, and standardization: standardizes data formats and units across different sources to ensure consistency and compatibility with a universal data ingestion layer.

●	Anomaly detection and validation: identifies anomalies or unusual patterns in the data that may indicate errors, faults, or significant events, providing detection and validation services.

●	Data enrichment: enriches raw data with additional context or information to provide more insights and context for analysis through data storage and retrieval.

●	Predictive analytics: utilizes machine learning algorithms to analyze historical data patterns and predict future trends or events.

●	Real-time processing: processes real-time data to enable timely insights and actions monitoring events and action.

●	Scalable architecture and flexibility: designed to handle large volumes of data from diverse IoT devices through data enrichment layer and offers flexibility in terms of deployment options.

●	User-friendly interface: provides an intuitive front-end integration user interface that allows users to easily upload, process, visualize, and analyze IoT data with metadata repository of user history.

●	Security and compliance: incorporates robust security measures to protect sensitive IoT data from unauthorized access, manipulation, or disclosure.

●	Integration and interoperability integrate with existing IoT platforms, systems, and workflows ingesting CSV and JSON file formats.

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

●	Platform agnostic: Compatible with all major IoT platforms and protocols, as it is designed to allow for integration regardless of the user’s existing infrastructure.

●	Comprehensive data cleansing: Automatically detects and corrects errors, removes duplicates, fills missing values, and standardizes data formats with the intent of ensuring consistency across all devices.

●	Real-time processing: Cleans data in real-time and provides immediate feedback, which is intended to ensure that only accurate and reliable data is used in the customer’s applications and analytics.

●	Customizable rules and policies: Allows users to define custom cleansing rules and policies tailored to their specific needs to ensure the API adapts to diverse use cases and data requirements.

●	Scalability: Designed to handle large volumes of data, making it accessible for both small-scale IoT projects and extensive industrial IoT deployments.

●	Advanced analytics integration: Integrates with analytics platforms to ensure that the data being analyzed is clean, accurate, and actionable.

●	Security and compliance: Intended to ensure data integrity and compliance with industry standards and regulations, along with safeguarding sensitive information.

●	Easy integration: Simple API calls and comprehensive documentation are intended to facilitate integration into the user’s existing systems.

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

OUR MISSION

Our mission is to help advance critical milestones in the future of technology.

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

MARKET OPPORTUNITY

The Company’s current market strategy focuses on expanding commercial adoption of its proprietary software platform through:

●	direct enterprise sales

●	recruitment of value-added resellers and system integrators

●	continued expansion of distribution across enterprise cloud marketplaces and technology procurement platforms

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

In June 2020, AL was formed in UK as an extension of IoTICA and as a response to the limitations of travel between the UK and US caused by the COVID-19 pandemic. There were no operations through TDB and AL for the three months ended March 31, 2026. There were no assets and liabilities of TDB and AL as of December 31, 2025.

In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated in consolidation.

Foreign Currency

The Company’s functional and reporting currency is the United States dollar. The functional currency of AL is the British pound. On consolidation, the subsidiaries translate their assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translate their revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in earnings, while differences arising from translation of balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the three months ended March 31, 2026, or 2025 due to the absence of operations in the UK subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results for the full year ended December 31, 2026.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the three months ended March 31, 2026, and 2025, have been made.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2026 and December 31, 2025, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

Net loss per share for each class of common stock is as follows:

	Three Months Ended
	March 31,
	2026	2025
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock	$(0.00)	$(0.00)

Weighted average shares outstanding:
Common stock	25,219,985	22,650,200

For the three months ended March 31, 2026 and 2025, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of March 31, 2026, the Company had an accumulated deficit of $1,058,765 and a working capital deficiency of $76,784. For the three months ended March 31, 2026, the Company had a net loss of $1,955 and cash used by operating activities of $260,016. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on securing loans from traditional and non-traditional lenders, private market raises, convertible debts after its CSE listing if approved and last through its planned Initial Public Offering (IPO) after its CSE listing. The Company’s IPO registration statement was rendered effective on 12/22/21 by the SEC, however the Company delayed pursuing its IPO. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026 and 2025, the Company received advances from its CEO totaling $687 and $16, respectively and made no repayments. Amounts owed to the CEO at March 31, 2026 and December 31, 2025 totaled $2,568 and $1,881, respectively.

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

Common Stock - Class A

As of March 31, 2026 and December 31, 2025, the Company had 25,219,895 shares of common stock-class A issued and outstanding.

During the three months ended March 31, 2026, the Company did not issue and shares of class A common stock.

NOTE 5 – INTELLECTUAL PROPERTY

During the three months ended March 31, 2023, the Company acquired software from a third-party in exchange for 12,000 shares of common stock valued at $2.00 per share for total software cost of $24,000. The Company intends to upgrade and commercialize the software, and estimates the useful life of the software to be 7 years, over which it will amortize it ratably once the software is put in use. No amortization or impairment has been recorded on the software through March 31, 2026.

NOTE 6 – 83(i) ELECTION

Sec. 83(i) provides an election that allows a qualified employee to defer the inclusion of income from the exercise of an RSU or option of the qualified stock to the point of vesting. The company will recognize the amount of compensation upon the vesting date. The company will deduct the salary compensation upon the vesting date. Until the point of vesting, the company is reporting the deferred salary of: $1,286,546 upon the balance sheet.

NOTE 7 – Subsequent Event – Equity Commitment for ESG Initiatives

Subsequent to the quarter ended March 31, 2026, the Company’s Board of Directors approved a plan to issue up to an aggregate of 125,000 shares of common stock, to be allocated over a five year period at the rate of 25,000 shares per year, in support of initiatives aligned with the Company’s environmental, social and governance (ESG) objectives. The shares are intended to fund and support programs focused on advancing science, technology, promoting arts initiatives at children’s museums, and supporting environmental and biodiversity efforts.

As of the date of this filing, no shares have been issued pursuant to this plan. The timing and issuance of shares will be subject to further Board authorization and applicable regulatory and contractual considerations.

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

The consolidated financial statements include the following subsidiaries:

		Ownership
	Country	Interest
Institute of Technology, Informatics & Computer Analytics LLC (IoTICA)	USA	100%
Analygence Limited (AL)	United Kingdom	100%

The Company’s current strategic emphasis is on the development, commercialization, and scaling of its proprietary software products delivered through licensing, API-based and SaaS models.

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

Results of Operations

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

Revenue and Cost of Sales

During the three months ended March 31, 2026, and March 31, 2025, the company earned revenues of $0. There were no Cost associated as there were no revenues.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the three months ended March 31, 2026 were $1,955, a decrease of $17,365 from total operating expenses and loss from operations for the comparable three months ended March 31, 2025. The decrease is due primarily to a decrease in General and Administrative and Professional expenses.

Other Income (Expense)

Other Income for the three months ended March 31, 2026 and March 31, 2025 was Interest Income of $0 and $121 respectively.

Net Loss and Net Comprehensive Loss

We reported a net loss and net comprehensive loss of $1,955 for the three months ended March 31, 2026 and net comprehensive loss of $19,320 for the three months ended March 31, 2025, due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2026 and December 31, 2025, we had a cash balance of $(157) and $(14) respectively, and our working capital deficit was $68,329 and $66,373 respectively.

Accrued expenses and accounts payable were $59,856 and $58,730 as of March 31, 2026, and December 31, 2025, respectively. Accrued expenses and accounts payable for related parties were $2,568 and $1,881 as of March 31, 2026 and December 31, 2025, respectively.

The Company is considered to be an early-stage company and had no sales during the three months ended March, 2026. The Company generated its first and only revenue to date during the quarter ended June 30, 2024. Thus, net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We are unsure if we will be profitable in 2026. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2026 amounted to $260,016 and was attributable to our net loss of $1,955 in addition to an increase in accounts payable and Deferred Compensation of $261,971.

Investing Activities

Net cash flows used in invest activities for the three months ended March 31, 2026 amounted to $260,159 and was attributable to deferred compensation. Net cash flows used in investing activities for the three months ended March 31, 2025 amounted to $31,668 and was attributable to deferred compensation.

Financing Activities

Net cash flows provided by finance activities were $0 for the three months ended March 31, 2026 and March 31, 2025.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of March 31, 2026 our disclosure controls and procedures were effective due to the correction of material weaknesses in our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

No shares of common stock were sold or otherwise issued by the Company during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation as previously filed with the SEC on Form 10 on January 24, 2018
3.2	By-Laws Inc. as previously filed with the SEC on Form 10 on January 24, 2018
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Sciences Inc.

Date: May 3, 2026	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer)

Date: May 3, 2026	By:	/s/ DeeAnn M. Cain CPA
Chief Financial Officer