Form 10-Q
period 2026-06-30
INTERNET SCIENCES INC.
filed 2026-08-14
CIK 1720286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2026, we had 25,219,895 Class A shares outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Internet Sciences Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$0	$(14)
Receivables	8,612	8,612
Total Current Assets	8,612	8,598

Intellectual property – software	24,000	24,000
Deferred Compensation	1,529,317	1,026,388
Total Long-Term Assets	1,553,317	1,050,388
Total Assets	$1,561,929	$1,058,986

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$78,353	$73,090
Due to related party	2,699	1,881
Total Current Liabilities	81,052	74,971
Deferred Compensation Liabilities	502,929	-
Total Liabilities	583,981	74,971

Stockholders’ Deficit
Common Stock, $0.001 par value 100,000,000 authorized, Common Stock, 25,219,895 and 25,219,895 shares issued and outstanding at March 31 and December 31, 2025, respectively	25,220	25,220
Additional paid-in capital	2,015,605	2,015,605
Accumulated deficit	(1,062,876)	(1,056,810)
Total stockholders’ Equity	977,948	984,015

TOTAL Liabilities and Stockholders’ Equity	$1,561,929	$1,058,986

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Revenue	0	0
Cost of Sales	0	0
Gross Profit	0	0

Operating Expenses	6,381	20,595
Professional Fees	(315)	25,453
Compensation	0	0
Total Operating Expenses	6,067	46,023

Operating Income (Loss)	(6,067)	(46,023)

Other Income (Expense)	0	126

Net gain (loss) before taxes	(6,067)	(45,896)

Income Tax Provision	0	0

Net Income (Loss)	(6,067)	(45,896)

Net Income (Loss) attributable to:
Internet Sciences, Inc.	(6,067)	(45,896)
Non-Controlling Interest	0	0

Comprehensive Income (Loss)	(6,067)	(45,896)

Basic and diluted net income (loss) per share	0.00	(0.00)
Basic and diluted weighted average common shares outstanding	25,219,895	23,943.500

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Six months ended June 30, 2026 and 2025

(Unaudited)

	Common A		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2024	22,650,200	22,650	938,586	(1,003,991)	(42,755)
Net Loss		-	-	(19,320)	(19,320)

Balance March 31, 2025	22,650,200	22,650	938,586	(1,023,312)	(62,075)

Compensation	1,293,100	1,293	541,809		543,102
Sale of Stock	200	0	400		400
Net Income (Loss)		-		(26,577)	(26,577)

Balance at June 30, 2025	23,943,500	23,944	1,480,795	(1,049,899)	454,850

Net Income (Loss)		-	-	(33,242)	(33,242)

Balance at September 30, 2025	23,943,500	23,944	1,480,795	(1,083,131)	421,608

Purchase of Services	40,000	40	16,760		16,800
Compensation	1,236,395	1,236	518,050		519,286
Net Income/(Loss)				(3,506)

Balance at December 31, 2025	25,219,895	25,200	2,015,604	(1,056,810)	984,015

Net Income (Loss)		-	-	(1,955)	(1,955)

Balance at March 31, 2026	25,219,895	25,220	2,015,604	(1,058,765)	982,059

Net Income (Loss)		-	-	(4,111)	(4,111)

Balance at March 31, 2026	25,219,895	25,220	2,015,604	(1,062,876)	977,948

See accompanying notes to consolidated financial statements (unaudited)

Internet Sciences Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,067)	$(45,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:	6,081	(18,354)
Stock Based Compensation	502,929
Increase in accounts payable and accrued liabilities
Net cash provided (used) in operating activities	509,010	(64,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred Compensation	(502,930	(522,327)
Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party
Other Issuance of Common Stock		543,502
Net cash provided by financing activities		543,502

Net change in cash for the period	14	(43,076)
Cash at beginning of period	(14)	52,544
Cash at end of period	$0	$9,468

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Schedule of Non-cash Investing and Financing Activities:
Issuance of common shares for repayment of debt, related party	$0	$0
Issuance of common shares for acquisition of intellectual property – software	$0	$0
Forgiveness of accrued wages, related party	$0	$0

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

Foreign Currency

The Company’s functional and reporting currency is the United States dollar. The functional currency of AL is the British pound. On consolidation, the subsidiaries translate their assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date and translate their revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions are included in earnings, while differences arising from translation of balances are included in the other comprehensive income/loss. No foreign currency translation or transactions gains or losses were recognized during the six months ended June 30, 2026, or 2025 due to the absence of operations in the UK subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements (unaudited) are condensed and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the operating results for the full year ended December 31, 2026.

In the opinion of management, all adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position, results of operations, and cash flows as of and for the six months ended June 30, 2026, and 2025, have been made.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2026 and December 31, 2025, the Company did not reach bank balances exceeding the FDIC insurance limit.

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

	Six Months Ended
	June 30,
	2026	2025
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Net loss per common shares outstanding:
Common stock	$(0.00)	$(0.00)

Weighted average shares outstanding:
Common stock	25,219,985	22,650,200

For the six months ended June 30, 2026 and 2025, there were no potentially dilutive securities outstanding.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As of June 30, 2026, the Company had an accumulated deficit of $1,062,876 and a working capital deficiency of $72,440. For the six months ended June 30, 2026, the Company had a net loss of $6,067 and cash provided by operating activities of $509,010. This was due to Stock Based Compensation and an increase in liabilities. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these financial statements. The ability of the Company to continue as a going concern is dependent upon initiating sales and obtaining additional capital and financing. The Company plans on securing loans from traditional and non-traditional lenders, private market raises, convertible debts and last through its planned Initial Public Offering (IPO) or DESPAC event. The Company’s IPO registration statement was rendered effective on 12/22/21 by the SEC. There is currently no public market for our common stock. While the Company believes in the viability of its strategy to initiate sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The consolidated financial statements do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2026 and 2025, the Company received advances from its CEO totaling $131 and $16, respectively and made no repayments. Amounts owed to the CEO at June 30, 2026 and December 31, 2025 totaled $2,699 and $1,881, respectively.

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

Common Stock – Class A

As of June 30, 2026 and December 31, 2025, the Company had 25,219,895 shares of common stock-class A issued and outstanding.

During the six months ended June 30, 2026, the Company did not issue and shares of class A common stock.

NOTE 5 – INTELLECTUAL PROPERTY

During the three months ended March 31, 2023, the Company acquired software from a third-party in exchange for 12,000 shares of common stock valued at $2.00 per share for total software cost of $24,000. The Company intends to upgrade and commercialize the software, and estimates the useful life of the software to be 7 years, over which it will amortize it ratably once the software is put in use. No amortization or impairment has been recorded on the software through June 30, 2026.

NOTE 6 – 83(i) ELECTION

Sec. 83(i) provides an election that allows a qualified employee to defer the inclusion of income from the exercise of an RSU or option of the qualified stock to the point of vesting. The company will recognize the amount of compensation upon the vesting date. The company will deduct the salary compensation upon the vesting date. Until the point of vesting, the company is reporting the deferred salary of: $1,529,317 upon the balance sheet.

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

Results of Operations

Six months ended June 30, 2026, compared to the six months ended June 30, 2025

Revenue and Cost of Sales

During the six months ended June 30, 2026, and June 30, 2025, the company earned revenues of $0. There were no Cost associated as there were no revenues.

Operating Expenses and Loss from Operations

Total operating expenses and loss from operations for the six months ended June 30, 2026 were $6,067, a decrease of $39,830 from total operating expenses and loss from operations for the comparable six months ended June 30, 2025. The decrease is due primarily to a decrease in General and Administrative and Professional expenses.

Other Income (Expense)

Other Income for the six months ended June 30, 2026 and June 30, 2025 was Interest Income of $0 and $126 respectively.

Net Loss and Net Comprehensive Loss

We reported a net loss and net comprehensive loss of $6,067 for the six months ended June 30, 2026 and net comprehensive loss of $45,896 for the six months ended June 30, 2025, due to the factors noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2026 and December 31, 2025, we had a cash balance of $0 and $(14) respectively, and our working capital deficit was $72,440 and $66,373 respectively.

Accrued expenses and accounts payable were $63,993 and $58,730 as of June 30, 2026, and December 31, 2025, respectively. Accrued expenses and accounts payable for related parties were $2,699 and $1,881 as of June 30, 2026 and December 31, 2025, respectively.

The Company is considered to be an early-stage company and had no sales during the six months ended March, 2026. The Company generated its first and only revenue to date during the quarter ended June 30, 2024. Thus, net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We are unsure if we will be profitable in 2026. Therefore, our operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues.

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2026 amounted to $502,943 and was attributable to our net loss of $6,067 in addition to an increase in accounts payable and Deferred Compensation of $509,101.

Investing Activities

Net cash flows used in invest activities for the six months ended June 30, 2026 amounted to $502,930 and was attributable to deferred compensation. Net cash flows used in investing activities for the six months ended June 30, 2025 amounted to $522,327 and was attributable to deferred compensation.

Financing Activities

Net cash flows provided by finance activities were $0 for the six months ended June 30, 2026 and $543,502 for the six months ended June30, 2025.

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

Internet Sciences Inc.

Date: August 3, 2026	By:	/s/ Lynda Chervil
Lynda Chervil
Director, Chief Executive Officer, President (Principal Executive Officer)

Date: August 3, 2026	By:	/s/ DeeAnn M. Cain CPA
Chief Financial Officer